Form 10-Q
period 1995-06-30
PHOENIX NETWORK INC
filed 1995-08-14
CIK 704862

SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C.  20549

				   FORM 10-Q
       (Mark One)
		X     Quarterly Report pursuant to section 13 or 15(d)
       of the Securities Exchange Act of 1934

	     For the quarterly period ended June 30, 1995

				    or

       ______Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	    For the Transition period from ________  to __________

			Commission File No. 0-17909

			    PHOENIX NETWORK, INC.
	  (Exact Name of Registrant as Specified in its Charter)

		     Delaware                  84-0881154
       (State or other jurisdiction of      (IRS Employer Identification No.)
       incorporation or organization)

       550 California Street, 11th Floor, San Francisco, California 94104
	      (Address of Principal Executive Offices)          (Zip Code)

       Registrant's telephone number, including area code:  (415) 399-3300

	    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
	    (2) has been subject to such filing requirements for the past 90 days.

		     (1) Yes    x        (2) No _____

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

					       Shares outstanding at
	      Class                               August 1, 1995
	____________________________              _________________
	Common Stock, $.001 par value               11,931,230












			   PHOENIX NETWORK, INC.

				 I N D E X


						      Page No.
						      ________
       Part I.     FINANCIAL INFORMATION

       Item 1.     Financial Statements

		   Condensed Consolidated                 3
		   Balance Sheets

		   Condensed Consolidated                 5
		   Statements of Operations

		   Condensed Consolidated                 6
		   Statements of Cash Flow

		   Notes to Condensed Consolidated        7
		   Financial Statements

       Item 2.     Management's Discussion and Analysis
		   of Financial Condition and Results
		   of Operations                          8


       Part II.    OTHER INFORMATION


       Item 6.     Exhibits and Reports on Form 8-K      10














	      PART I.     FINANCIAL INFORMATION

     Item 1.     Financial Statements


			     PHOENIX NETWORK, INC.
		      CONDENSED CONSOLIDATED BALANCE SHEETS

				ASSETS


                             				  December 31, 1994     June 30, 1995
       				                        __________________    ______________
     Current assets:
	 Cash and cash equivalents
	  ($326,000 restricted at
	  December 31, 1994 and
	  none at June 30, 1995)                $ 1,209,999         $ 960,219
     Accounts receivable, net of
      allowance for doubtful accounts
      of $1,164,086 at December 31, 1994
      and $1,076,348 at June 30, 1995      8,825,944         9,106,590

      Deferred commissions                   808,240            895,018
      Other current assets                   209,840            605,859
					                                    ___________        ___________
     Total current assets                 11,054,023         11,567,686

    Furniture, equipment and data
    processing systems, at cost
    less accumulated depreciation          1,430,467          1,499,171

    Deferred commissions                     789,726            822,931

    Customer acquisition costs,
     less accumulated amortization           203,483            199,347


    Other assets                             312,155            134,922
					                                  ______________     _____________
                                         $13,789,854        $14,224,057
					                                  ______________     _____________
					                                  ______________     _____________


      The accompanying notes are an integral part of these statements.










			       PHOENIX NETWORK, INC.
		       CONDENSED CONSOLIDATED BALANCE SHEETS
				    (Continued)

		       LIABILITIES AND STOCKHOLDERS' EQUITY
					                              December 31,1994     June 30, 1995

       Current liabilities:
	Note payable to finance company        $ 2,553,103        $ 1,800,315
	Accounts payable                         7,980,517          7,860,789
	Accrued liabilities                        223,601            395,122
                                        ____________       ___________
       Total current liabilities         10,757,221         10,056,226

       Stockholders' equity:
	Preferred stock, $.001 par value;
	 authorized, 5,000,000 shares;
	 issued and outstanding, 1,621,476
	 shares at December 31, 1994 and
	 1,617,226 shares at June 30, 1995           1,622              1,617

	Common stock, $.001 par value
	 authorized, 20,000,000 shares;
	 issued and outstanding, 11,360,245 shares
	 at December 31, 1994 and 11,872,105
	 shares at June 30, 1995                     11,360            11,872

	Additional paid-in capital               10,525,800        11,393,004
     Treasury stock - 1,300
	shares at cost                               (2,522)           (2,522)
     Accumulated deficit
	from May 1, 1989                         (7,503,627)      (7,236,140)
                                         _____________     ____________
     Total stockholders' equity            3,032,633        4,167,831
                                         _____________    _____________
                                         $13,789,854      $14,224,057
                                         _____________    _____________
                                         _____________    _____________



	 The accompanying notes are an integral part of these statements.












			       PHOENIX NETWORK, INC.
		    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		    Three months ended June 30    Six months ended June 30
		                        1994        1995        1994         1995

      Revenues          $14,705,153   $13,489,242  $29,108,785  $27,683,463

      Cost of revenues   10,322,060     9,352,622   20,650,317   19,060,850
	                      _____________   ___________ ____________  ___________
      Gross profit        4,383,093     4,136,620    8,458,468    8,622,613

      Selling, general &
       administrative
       expenses           4,703,115     3,920,714    9,238,105    8,189,725
                          ___________   _________    __________   __________
      Income (loss) from   (320,022)      215,906     (779,637)     432,888
       operations

      Other income
      (expense)            (114,464)     (69,202)     (197,620)    (158,181)
			                   _____________  ____________ _____________ ____________
      Net income (loss)    (434,486)     146,704      (977,257)     274,707

      Preferred stock
       dividends            (54,357)     (63,701)     (108,766)    (126,891)
                       ____________  _____________  ____________ ___________
      Net income (loss) attributable
       to common shares   $(488,843)   $  83,003   $(1,086,023)  $  147,816
                       ___________   ___________ _____________  ____________
                      ____________   ___________ _____________  ____________
      Net income (loss) per
      common share          $(0.04)        $0.01       $(0.10)        $0.01
                      ____________   ___________  ____________  ____________
                      ____________   ___________  ____________  ____________
      Weighted average number of
     shares outstanding  11,056,851    13,049,454    10,979,664  12,788,101
                     	____________			___________		____________  ____________
                      ____________			___________		____________		____________


     The accompanying notes are an integral part of these statements.
















			       PHOENIX NETWORK, INC.
		  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			    Six months ended June 30,
                              					 1994          1995
	Cash flows from operating
	 activities:
	 Cash received from customers     $26,725,110    $26,682,710
	 Interest received                      3,845          3,648
	 Cash paid to suppliers and
	  employees                       (26,172,031)    (26,623,473)
	 Interest paid                       (201,465)       (161,828)
					                             ______________  ______________

	Net cash provided by (used in)
	 operating activities               355,459         (98,943)

	Cash flows from investing activities:
	 Purchases of furniture and equipment
	  and data processing systems      (460,814)       (188,372)
	 Acquisition of customer base         -             (70,168)
	 Acquisition of other assets         (5,000)            -
					                               ____________    ____________

	Net cash used in investing
	 activities                         (465,814)       (258,540)

	Cash flows from financing activities:
	 Proceeds from (payment on) note
	  payable to finance company        (247,988)        (752,788)

	Proceeds from exercise of common
	 stock options                       210,012          132,972
	Payments on capital lease
	 obligations                         (12,399)            -
	Proceeds from issuance of common
	 stock                                  -             727,519
					                             ______________   _____________
	Net cash provided by (used in)
	 financing activities                 (50,375)         107,703
					                             ______________   ______________
	Net decrease in cash                 (160,730)        (249,780)

	Cash at beginning of period         1,492,713        1,209,999
					                             ______________     _____________
	Cash at end of period              $1,331,983     $    960,219
					                             ______________     _____________
					                             ______________     _____________











		     PHOENIX NETWORK, INC.
		 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				(Continued)
			   Six months ended June 30,
					                                 1994           1995

 Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

	Net income (loss)                    $ (977,257)   $     247,707

       Adjustments
	 Provision for doubtful
	  accounts                              896,952          720,107
       Depreciation and
	amortization                            325,652          274,024
       Changes in assets and
	liabilities
	  Accounts receivable                (2,383,675)      (1,000,753)
	Deferred commissions                    616,980         (119,983)
	Other assets                           (111,152)        (298,838)
	Accounts payable and
	 accrued expenses                     1,987,959           51,793
					                                 ____________      ____________
      Net cash provided by (used in)
       operating activities           $  355,459        $ (98,943)

     Schedule of noncash financing activity

     Conversion of preferred stock
      into common stock                 $ 27,472        $  7,221






    The accompanying notes are an integral part of these statements.





















			    PHOENIX NETWORK, INC.
	     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


	 NOTE A - FINANCIAL STATEMENTS

	 The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-K for year ended December 31, 1994.

	 NOTE B - CAPITAL STOCK

	 In May 1995, the Company closed a private placement of its common stock which raised $727,519, net of fees and expenses. The Company sold 385,000 units, at $2.20 per unit,in an off-shore financing pursuant to Regulation S under the Securities Act of 1933. A unit consists of one share of common stock and a five year warrant for one half share of common stock. Two warrants can be exercised to purchase one share of common stock at $2.20 per share. In connection with the transaction, the placement agent was issued a five year warrant to purchase 38,500 units at $2.42 per unit.


































	Item 2.   Management's Discussion and Analysis of Financial
		  Condition and Results of Operations

	Results of Operations

	For the quarter ended June 30, 1995 revenues decreased to $13,489,242 compared with revenues of $14,705,153 for the comparable period of the prior year. The decrease in the billed revenue between periods was due to a decline in the average per minute rate and a decline in the total minutes billed to customers between periods. The average rate decline was a result of the Company offering its customers more competitively priced services over the past twelve months causing the average per minute rate for the Company's services to decrease by 4.8% between periods. Total billed minutes to customers decreased by 3.6% between periods. This was due primarily to the loss of one large customer which accounted for 3.3% of the minutes billed for the quarter ended June 30, 1994 and 1.2% of the corresponding revenue. During the first half of 1995 the Company has taken steps to improve its existing direct sales office and independent distributor marketing channels and has added a new telemarketing program to increase its customer base. As a result of these efforts, new customer activations have increased by 24% for the quarter ended June 30, 1995 compared to the prior year's quarter. Management believes it will begin to see the benefit of this increase in new customer activations in the third quarter of 1995. For the six months ended June 30, 1995, revenues decreased 4.9% from the comparable period of the prior year due to the same reasons as the quarterly comparison.

	Cost of revenues for the three months ended June 30, 1995 decreased to $9,352,622 from $10,322,060 in the prior year's period which, as a percentage of revenue, declined to 69.3% compared to 70.2% for the prior year's period. For the six month period, cost of revenues declined to 68.9% from 70.9%. The Company utilizes the services of AT&T, Sprint, WilTel and Allnet as its primary carriers. The cost of service varies between carriers and, correspondingly, the rate the Company charges its customer will vary depending on which carrier the customer is placed for service. During 1994 and 1995, the Company has been placing the majority of its new customers on the carriers providing the most favorable rates to the Company.
	Additionally, the Company has been able to negotiate improved rates with some of its carriers for a significant portion of its traffic over the past year. As a result, the average price per minute the Company pays for service has decreased by 6% between periods.

	Selling, general and administrative (SG&A) expenses decreased as a percentage of revenue from 32.0% for the quarter ended June 30, 1994 to 29.1% for the quarter ended June 30, 1995. The decrease between periods was due primarily to a decrease in commission expense for 1995 compared to 1994. Commission expense for the quarter ended
	June 30, 1994 was $1,370,767, or 9.3% of revenues, compared to $874,373, or 6.5% of revenue, for the current year's quarter.
	Commission expense for the first quarter of 1994 included $545,000 of expense related to a telemarketing program which was discontinued in January 1994 for which there was no comparable charge in 1995.
	Other components of SG&A remained relatively constant as a percentage of revenue between periods and declined, in absolute dollars, by approximately $286,000 between periods due primarily to cost savings affected by the Company in the latter half of 1994.
	Changes in the amounts for the six month periods ended June 30, 1994 and 1995 are due to the same reasons as the quarterly comparisons.

	Liquidity and Capital Resources

	Cash flows from operations for the six months ended June 30,1995 resulted in a net negative cash flow of $98,943 compared to net positive cash flow of $355,459 for the prior year's period. The
	Company has a line of credit available through a finance company allowing for borrowings of up to $7,000,000 based on the Company's trade receivables. The current maximum borrowings available under the line, based on the Company's current level of receivables, is approximately $4,900,000. There was $1,800,000 outstanding under the line at June 30, 1995. The line of credit expires
	August 26, 1995 and the Company is currently negotiating its renewal.
	The Company is also in the process of raising additional equity through a private placement of its capital stock which it expects to close by September 1995. The Company has no material capital expenditure commitments.











































			   PART II - OTHER INFORMATION

	Item 6    Exhibits and Reports on Form 8-K

	(a)       11    Statement of Computation of Per Share Earnings

	(b)       None


















































				   SIGNATURES

	 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				PHOENIX NETWORK, INC.
				(Registrant)


	 Date      8/11/95                    /s/ Wallace M. Hammond
					                                      ________________________
						                                     Wallace M. Hammond
						                                     Chief Executive Officer



	Date      8/11/95                     /s/ Jeffrey L. Bailey
					                                      __________________________
						                                     Jeffrey L. Bailey
						                                     Chief Financial Officer
						                                     (Chief Accounting Officer)



