Form 10-Q/A
period 1995-06-30
PHOENIX NETWORK INC
filed 1995-10-10
CIK 704862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q - A

(Mark One)
     X      Quarterly Report pursuant to section 13 or 15(d) of the Securities
----------- Exchange Act of 1934

            For the quarterly period ended June 30, 1995

                                       or

            Transition report pursuant to Section 13 or 15(d) of the Securities ----------- Exchange Act of 1934

            For the Transition period from             to
                                           -----------    -----------

                           Commission File No. 0-17909

                              PHOENIX NETWORK, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                        84-0881154
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

      550 California Street, 11th Floor, San Francisco, California   94104
      --------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code:  (415) 399-3300
                                                     --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             (1) Yes X (2) No
                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Shares outstanding at
                      Class                                   August 1, 1995
          -----------------------------                   ---------------------
          Common Stock, $.001 par value                         11,931,230


The accompanying notes are an integral part of these statements.

                           PART II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K

(a)               11    Statement of Computation of Per Share Earnings
                  27    Financial Data Schedule

(b)               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PHOENIX NETWORK, INC.
                                            ---------------------------
                                            (Registrant)


Date    10/09/95                            /s/ Wallace M. Hammond
                                            ---------------------------
                                            Wallace M. Hammond
                                            Chief Executive Officer


Date    10/09/95                            /s/ Jeffrey L. Bailey
                                            ---------------------------
                                            Jeffrey L. Bailey
                                            Chief Financial Officer
                                            (Chief Accounting Officer)

                              PHOENIX NETWORK, INC.

                                INDEX TO EXHIBITS


11       Statement of Computation of Per Share Earnings

27       Financial Data Schedule