Form 10-Q
period 1995-09-30
PHOENIX NETWORK INC
filed 1995-11-14
CIK 704862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 1995

                                       or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

         For the Transition period from ----------  to -----------

                           Commission File No. 0-17909

                              PHOENIX NETWORK, INC.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                   84-0881154
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

       550 California Street, 11th Floor, San Francisco, California 94104
            (Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code:  (415)399-3300

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             (1) Yes X (2) No
                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Shares outstanding at
                    Class                            November 1, 1995
          Common Stock, $.001 par value                 14,450,510

                              PHOENIX NETWORK, INC.

                                    I N D E X

                                                                Page No.

Part I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

           Condensed Consolidated                                     3
           Balance Sheets

           Condensed Consolidated                                     5
           Statements of Operations

           Condensed Consolidated                                     6
           Statements of Cash Flow

           Notes to Condensed Consolidated                            7
           Financial Statements

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                              9

Part II.           OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders       11

Item 6.    Exhibits and Reports on Form 8-K                          11

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                              PHOENIX NETWORK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            December 31, 1994  September 30, 1995
                                                            -----------------  ------------------
Current assets:
   Cash and cash equivalents ($326,000
      restricted at December 31, 1994 and
      none at September 30, 1995)                               $ 1,209,999   $ 9,525,552
   Accounts receivable, net of
      allowance for doubtful accounts
      of $1,164,086 at December 31, 1994
      and $968,232 at September 30, 1995                          8,825,944    11,857,786

   Deferred commissions                                             808,240       861,724
   Other current assets                                             209,840     1,245,131
                                                                -----------   -----------
Total current assets                                             11,054,023    23,490,193

Furniture, equipment and data processing
    systems, at cost less accumulated
    depreciation                                                  1,430,467     1,729,803

Deferred commissions                                                789,726       718,487

Customer acquisition costs,
    less accumulated amortization                                   203,483     2,481,455

Goodwill, less accumulated amortization                                  --     3,618,911

Other assets                                                        312,155        98,816
                                                                 -----------   -----------
                                                                 $13,789,854   $32,137,665
                                                                 ===========   ===========

The accompanying notes are an integral part of these statements.

                              PHOENIX NETWORK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             December 31, 1994  September 30, 1995
                                             -----------------  ------------------
Current liabilities:
   Note payable to finance company                $  2,553,103    $  2,211,427
   Accounts payable                                  7,980,517       9,670,323
   Accrued liabilities                                 223,601         411,432
                                                  ------------    ------------
Total current liabilities                           10,757,221      12,293,182

Stockholders' equity:
   Preferred stock, $.001 par value;
       authorized, 5,000,000 shares;
       issued and outstanding, 1,621,476 shares
       at December 31, 1994 and 2,570,226
       Shares at September 30, 1995                      1,622           2,570
   Common stock, $.001 par value
       authorized, 30,000,000 shares;
       issued and outstanding, 11,360,245 shares
       at December 31, 1994 and 14,326,604
       shares at September 30, 1995                     11,360          14,327
   Additional paid-in capital                       10,525,800      26,826,916
   Treasury stock - 1,300
       shares at cost                                   (2,522)         (2,522)
   Accumulated deficit
       from May 1, 1989                             (7,503,627)     (6,996,808)
                                                  ------------    ------------
                     Total stockholders' equity      3,032,633      19,844,483
                                                  ------------    ------------
                                                  $ 13,789,854    $ 32,137,665
                                                  ============    ============

The accompanying notes are an integral part of these statements.

                              PHOENIX NETWORK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three months ended September 30,  Nine months ended September 30,
                                --------------------------------  -------------------------------
                                      1994            1995            1994            1995
                                      ----            ----            ----            ----
Revenues                          $ 14,639,228    $ 15,008,217    $ 43,748,012    $ 42,691,679
Cost of revenues                     9,952,825      10,042,860      30,603,142      29,103,710
                                  ------------    ------------    ------------    ------------
Gross profit                         4,686,403       4,965,357      13,144,870      13,587,969

Operating expenses:
  Selling, general &
   administrative                    4,363,519       4,329,554      13,275,968      12,245,250
  Depreciation and amortization        155,569         346,114         481,224         620,142
                                  ------------    ------------    ------------    ------------
    Total operating expenses         4,519,088       4,675,668      13,757,192      12,865,392

Income (loss) from operations          167,315         289,689        (612,322)        722,577

Interest income (expense)             (107,738)        (45,141)       (305,358)       (203,322)
                                  ------------    ------------    ------------    ------------
Net income (loss)                       59,577         244,548        (917,680)        519,255

Preferred stock dividends              (54,954)       (155,465)       (163,720)       (282,355)
                                  ------------    ------------    ------------    ------------
Net income (loss) attributable
   to common shares               $      4,623    $     89,083    $ (1,081,400)   $    236,900
                                  ============    ============    ============    ============
Net income (loss) per common
share                             $       0.00    $       0.01    $      (0.10)   $       0.02
                                  ============    ============    ============    ============
Weighted average number
   of shares outstanding            12,705,662      14,282,590      11,039,091      13,257,512
                                  ============    ============    ============    ============




The accompanying notes are an integral part of these statements.

                              PHOENIX NETWORK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Nine months ended September 30,

                                                                   1994            1995
                                                                   ----            ----
 Cash flows from operating activities:
   Cash received from customers                                $ 40,613,569    $ 38,528,141
   Interest received                                                  5,891          24,959
   Cash paid to suppliers and employees                         (39,845,957)    (39,250,557)
   Interest paid                                                   (308,849)       (228,281)
                                                               ------------    ------------
   Net cash provided by (used in) operating activities              464,654        (925,738)

 Cash flows from investing activities:
   Purchases of furniture, equipment and
      data processing systems                                      (669,681)       (493,334)
   Acquisition of businesses and customer bases                          --      (6,216,294)
   Acquisition of other assets                                       (5,000)             --
                                                               ------------    ------------
   Net cash used in investing activities                           (674,681)     (6,709,628)

 Cash flows from financing activities:
   Payments on note payable to finance
      company                                                      (538,355)       (341,676)
   Proceeds from exercise of common stock options and
      warrants                                                      359,983         371,921
   Payments on capital lease obligations                            (15,519)             --
   Proceeds from issuance of preferred stock                             --       9,520,655
   Proceeds from issuance of common stock                                --       6,400,019
                                                               ------------    ------------
   Net cash provided by (used in) financing activities             (193,891)     15,950,919
                                                               ------------    ------------
 Net increase (decrease) in cash                                   (403,918)      8,315,553

 Cash at beginning of period                                      1,492,713       1,209,999
 Cash at end of period                                         $  1,088,795    $  9,525,552
                                                               ============    ============
 Reconciliation of net income (loss) to net cash provided by
     (used in) operating activities:
     Net income (loss)                                         $   (917,680)   $    519,255
     Adjustments
         Provision for doubtful accounts                          1,539,093       1,131,696
         Depreciation and amortization                              481,224         620,142
         Changes in assets and liabilities
            Accounts receivable                                  (3,134,443)     (4,163,538)
            Deferred commissions                                  1,045,684          17,755
            Other assets                                           (116,209)       (928,686)
            Accounts payable and accrued expenses                 1,566,985       1,877,638
                                                               ------------    ------------
     Net cash provided by (used in) operating activities       $    464,654    $   (925,738)
                                                               ============    ============

 Schedule of noncash financing activity
 --------------------------------------
    Conversion of preferred stock into common stock            $     27,472    $     12,436
    Conversion of stockholder's loan to preferred stock        $    558,930              --

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

NOTE B - CAPITAL STOCK

In May 1995, the Company closed a private placement of its common stock which raised $727,519, net of fees and expenses. The Company sold 385,000 units, at $2.20 per unit, in an off-shore financing pursuant to Regulation S under the Securities Act of 1933. A unit consists of one share of common stock and a five year warrant for one half share of common stock. Two warrants can be exercised to purchase one share of common stock at $2.20 per share. In connection with the transaction, the placement agent was issued a five year warrant to purchase 38,500 units at $2.42 per unit. The Company closed another private placement of its common stock under Regulation S in September 1995. In this transaction, the Company sold 2,300,000 shares of common stock for $2.75 per share. Proceeds to the Company, net of fees and expenses, were $5,672,500.

During the period July 1995 through October 1995, the Company raised approximately $11,000,000, net of expenses, through a private placement of 1,106,700 shares of its Series F Preferred Stock at $10 per share. The shares are entitled to 9% cumulative dividends, voting rights, demand registration rights for the underlying common shares after six months and are convertible initially into 4,426,800 shares of common stock, subject to anti-dilution provisions. The holders of the Series F also received warrants for the purchase of 442,680 shares of common stock with an exercise price of $3.00 per share which expire in October 2000. The Series F shareholders have the right to place two directors on the Company's board (the "Series F Directors") and the Company is subject to certain covenants requiring it to obtain the consent of the Series F Directors for certain transactions including mergers, acquisitions and incurring additional indebtedness in excess of $20,000,000. As of September 30, 1995, the Company had received $9,520,655 in proceeds from the offering, net of expenses.

NOTE C - ACQUISITIONS

In August 1995, the Company acquired substantially all the assets and liabilities of Tele-Trend Communications LLC, a Denver-based reseller of long distance service for cash in the amount of $4,430,631. The Company's consolidated results of operations for the third quarter include those of Tele-Trend from August 1, 1995, the effective date of the purchase transaction. The allocation of the purchase price to the assets acquired and the liabilities assumed is subject to adjustment resulting from resolution of certain contingencies. Phoenix acquired $1,201,461 of current assets, $152,126 of fixed assets and $1,351,457 of current liabilities. The excess of the purchase price over the value of the net assets acquired was allocated to the customer list ($681,308) which is amortized over four years using the sum of the years method and to goodwill ($3,649,323) which is amortized over 20 years using the straight line method. Certain management personnel of Tele-Trend have become employees of Phoenix and will participate in an earn-out based upon the performance of their division over the 14 month period from August 1995 through September 1996. Under the earn-out arrangement, the employees would earn 1.5 times the increase in billed revenue over that period.

The following condensed pro forma information presents the results of operation of the Company as if the acquisition of Tele-Trend had occurred on January 1, 1994 and 1995, respectively. Amounts are in thousands, except per share amounts.

                                            Three months ended     Nine months ended
                                              September 30,          September 30,
                                             1994       1995        1994       1995
                                             ----       ----        ----       ----
Revenue                                    $ 16,479   $ 15,647    $ 48,845    $ 47,561
Net income (loss)                          $    339   $    286    $   (288)   $    950
Net income (loss) attributable to common
shares                                     $     35   $    (28)   $ (1,200)   $     11
Earnings (loss) per share                  $   0.00   $   0.00    $  (0.11)   $   0.00

In addition to the acquisition discussed above, the Company acquired an international call-back company in August 1995 for $300,000 in cash and the assumption of net liabilities in the amount of $56,389. The Company also acquired a customer base in August 1995 for $1,450,000 in cash. The cost of these acquisitions was allocated to the customer lists ($1,513,330) which is amortized over four years using the sum of the years method and to goodwill ($293,059) which is amortized over 20 years using the straight line method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the quarter ended September, 1995 revenues increased to $15,008,217 compared with revenues of $14,639,228 for the comparable period of the prior year. The 2.5% increase in billed revenue was due to an increase in the total billed minutes of usage to customers between periods. Billed minutes of usage increased 7.7% between periods primarily due to the acquisition of Tele-Trend which accounted for 10.9% of total minutes billed in the quarter ended September 30, 1995. The average rate per minute of usage has declined between periods as a result of the Company offering its customers more competitively priced services over the past twelve months. The average per minute rate for the Company's services decreased by 4.8% between periods. For the nine months ended September 30, 1995, revenues showed a slight decrease of 2.4% from the comparable period of the prior year. Although minutes of usage billed to customers increased by 3.9% between periods, the average rate per minute decreased by 6.1% due to the same reasons as the quarterly comparison.

Cost of revenues for the three months ended September 30, 1995 increased slightly to $10,042,860 from $9,952,825 in the prior year's period which, as a percentage of revenue, declined to 66.9% compared to 68.0% for the prior year's period. For the nine month period, cost of revenues declined to 68.2% from 70.0% The Company utilizes the services of AT&T, Sprint, WilTel and Allnet as its primary carriers. The cost of service varies between carriers and, correspondingly, the rate the Company charges its customer will vary depending on which carrier the customer is placed for service. During 1994 and 1995, the Company has been placing the majority of its new customers on the carriers providing the most favorable rates to the Company. Additionally, the Company has been able to negotiate improved rates with some of its carriers for a significant portion of its traffic over the past year. As a result, the average price per minute the Company pays for service has decreased by 6.3% and 8.5% between the comparable three and nine month periods, respectively.

Selling, general and administrative (SG&A) expenses remained relatively constant between periods in absolute dollars and decreased as a percentage of revenue from 29.8% for the quarter ended September 30, 1994 compared to 28.8% for the quarter ended September 30, 1995 due to higher revenues. For the nine month periods, SG&A expenses decreased by $1,030,718 from 1994 to 1995. The decrease between periods was due primarily to a decrease in commission expense between periods. Commission expense for the nine months ended September 30, 1994 included $1,478,000 of expense related to a telemarketing program which was discontinued in January 1994 for which there was no comparable charge in 1995.

Depreciation and amortization expense increased between comparable three and nine month periods due primarily to the amortization of the cost of business and customer base acquisitions. Net interest expense decreased between periods due to lower average outstanding borrowings under the Company's line of credit.

Liquidity and Capital Resources

The Company had a line of credit available through a finance company allowing for borrowings of up to $7,000,000 based on the Company's trade receivables. There was $2,211,000 outstanding under the line at September 30, 1995. In October 1995, the Company completed negotiations to renew the agreement for a three year period and increase the maximum borrowings to $10,000,000. As discussed in Note B to the financial statements, the Company raised approximately $16,700,000 in equity during the period July 1995 through October 1995. Proceeds from the financings were used to complete the acquisitions described in Note C to the financial statements and to pay off the outstanding borrowings under the line of credit in October 1995. The Company intents to use the remaining proceeds from the financing to acquire additional businesses and customer bases similar to those completed in the quarter ended September 30, 1995. The Company has no material capital expenditure commitments.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held an Annual Meeting of Stockholders on August 24, 1995.

The stockholders elected Board's nominees as Directors by the votes indicated:

Nominee                               Votes in Favor           Votes Withheld
-------                               --------------           --------------
Thomas H. Bell                           10,736,870                    65,362
Robert R. Curtis                         10,663,600                   138,632
James W. Gallaway                        10,728,900                    73,332
Wallace M. Hammond                       10,738,870                    63,362
Sidney Kahn                              10,739,900                    62,332
Merrill L. Magowan                       10,728,900                    73,332
Myron A. Wick III                        10,727,900                    74,332

The amendment of the Company's Restated Certificate of Incorporation to increase the number of shares of the Company's Common Stock authorized for issuance from 20,000,000 to 30,000,000 was approved with 10,372,309 votes in favor, 301,846 against and 125,077 abstentions.

Item 6   Exhibits and Reports on Form 8-K

(a)      10.1 Phoenix Network, Inc. Stockholders Agreement, dated October 20,
              1995

         10.2 Phoenix Network, Inc. Certificate of Designations of Series F Preferred Stock

         10.3 Phoenix Network, Inc. Series F Preferred Stock and Warrant Purchase Agreement, dated October 20, 1995

         10.4 Purchase Agreement

         11   Statement of Computation of Per Share Earnings

(b) On September 12, 1995, the Company filed a report on Form 8-K under item 2. Acquisition or Disposition of Assets, regarding the Company's acquisition of substantially all the assets and liabilities of Tele-Trend Communications LLC, a non-facilities based reseller of long distance service, for cash in the amount of $4,430,631.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PHOENIX NETWORK, INC.
                                           (Registrant)

Date      11/10/95                         /s/ Wallace M. Hammond
    --------------                         ----------------------
                                           Wallace M. Hammond
                                           Chief Executive Officer

Date      11/10/95                         /s/ Jeffrey L. Bailey
    --------------                         ---------------------
                                           Jeffrey L. Bailey
                                           Chief Financial Officer
                                           (Chief Accounting Officer)

                              PHOENIX NETWORK, INC.

                                INDEX TO EXHIBITS

         10.1 Phoenix Network, Inc. Stockholders Agreement, dated October 20,
              1995

         10.2 Phoenix Network, Inc. Certificate of Designations of Series F Preferred Stock

         10.3 Phoenix Network, Inc. Series F Preferred Stock and Warrant Purchase Agreement, dated October 20, 1995

         10.4 Purchase Agreement

         11   Statement of Computation of Per Share Earnings


         27   Financial Data Schedule