Form 10-K
period 1995-12-31
PHOENIX NETWORK INC
filed 1996-04-01
CIK 704862

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)

         X      Annual report pursuant to section 13 or 15(d) of the Securities
         ---
         Exchange Act of 1934 for the fiscal year ended December 31, 1995
                                       or
         ___     Transition report pursuant to section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from ___________ to _____________

                           Commission File No. 0-17909

                                 PHOENIX NETWORK, INC.
             -----------------------------------------------------
             (Exact Name of registrant as specified in its charter)


            DELAWARE                              84-0881154
   ------------------------------           --------------------
   (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)            Identification No.)


            550 CALIFORNIA STREET, SAN FRANCISCO, CALIFORNIA  94104
            -------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (415) 399-3300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


     Title of each class            Name of each exchange on which registered
     -------------------            -----------------------------------------
COMMON STOCK $0.001 PAR VALUE                 American Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                                 ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
               ---

As of March 26, 1996, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $38,621,885 (based on the closing sales price as reported on the American Stock Exchange).

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 17,339,037 at March 26, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain information of Part III, Item 10 and all of Part III, Items 11, 12
   and 13 are incorporated by reference from the Company's Definitive Proxy
      Statement related to the Annual Meeting of Stockholders to be held
                                June 18, 1996.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Business", "Business - Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                         PART I
ITEM 1.  BUSINESS

GENERAL OVERVIEW

                 Phoenix Network, Inc. ("Phoenix" or the "Company") is a facilities based reseller of telecommunications services targeted primarily towards small to medium-sized commercial accounts. The Company signs up customers for long distance and other telecommunications services and places them either on its own network or the network of the nation's largest facilities based carriers, such as American Telephone and Telegraph ("AT&T"), MCI Telecommunications Corporation ("MCI"), Sprint Communications ("Sprint"), Frontier Communications ("Frontier", formerly Allnet), and WorldCom Inc. ("WorldCom", formerly Wiltel). In addition to securing transmission facilities, the Company provides its customers with billing and customer service. Phoenix currently services approximately 40,000 customers throughout the United States. Customers typically decide to use Phoenix because Phoenix can provide lower cost long distance transmission, while offering more attentive customer service. In addition to basic long distance service, Phoenix offers 800 numbers, calling cards, conference calling, debit cards, private lines, dedicated circuits, international callback and internet access. Phoenix additionally can provide its customers with customized management reports which allow them to better manage their telecommunications costs.

INDUSTRY OVERVIEW

         According to the Telecommunications Resellers Association, total long distance revenues in the United States for 1994 amounted to $67 billion of which AT&T, MCI and Sprint's combined portion was 84%. Resale revenues accounted for approximately $11 billion of the total long distance revenues of which the switchless resale portion was estimated to be $2 billion in 1994. Competition for customers in the long distance market is divided primarily among three types of organizations: facilities-based carriers, facilities-based resellers and switchless resellers.

         Facilities-based carriers are those companies, such as AT&T, that provide service over their own long distance lines and switching equipment. Facilities-based resellers utilize lines owned by third parties but operate their own switching equipment. Switchless resellers, or rebillers, do not own or lease any telephone equipment or participate in the call completion process. The service provider for the customer of a rebiller is typically a facilities-based carrier. That carrier provides the rebiller with a magnetic tape of long distance usage of its customers who then receive an invoice directly from the rebiller.

         Switchless resellers differ from the facilities-based organizations in that they have no investment in the facilities, equipment or employees necessary to handle any portion of the call completion process. They are similar to facilities-based organizations in that they have a direct customer relationship and handle all their customers' provisioning, billing and collection and other service needs.

         Up until January of 1996, Phoenix Network had always been a switchless reseller; however, with the acquisition of Automated Communications Inc. ("ACI") (See "Acquisition Strategy") Phoenix became a facilities-based reseller. Phoenix now operates computer switching equipment in Colorado Springs, CO., Minneapolis, MN., and Phoenix, AZ. In these regions its customers' calls will be routed over Phoenix's switches. In other parts of the country, Phoenix continues to use the switching equipment and networks of the facilities-based carriers.

SERVICES AND OPERATIONS

         By using its own facilities and taking advantage of the contractual arrangements with the underlying facilities-based carriers, Phoenix can offer its customers substantially all of the long distance products and services offered by the facilities-based carriers, but at rates generally lower than those available directly from the carrier. These products and services include: "Dial 1" outbound, inbound (800), dedicated circuits, private lines, calling cards, conference calling, debit cards, and internet access. Phoenix also provides customized management reports to help its customers better understand and manage their telecommunications costs.

         The Company's customers provide Phoenix with information regarding their telephone numbers and locations which Phoenix processes either in its own systems or within the systems of one of the facilities-based carriers, depending on whether or not the traffic will be switched by Phoenix. The carriers whose networks will be used by Phoenix establish customer records in their databases. The carriers then send Phoenix, on a daily, weekly, or monthly basis, information containing the long distance traffic of all Phoenix's customers who are serviced by that carrier. Phoenix is obligated to pay the carrier for such traffic at its pre-established contractual rates. The Company processes the call detail information and provides its customers with a monthly invoice for its long distance calls at rates established by Phoenix. The customer then pays Phoenix directly.

         The Company establishes its prices on the basis of cost and competition. Phoenix customers generally report savings of up to 30% compared to their previous service. The Company offers a written guarantee to its customers to pay 110% of the difference between a customer's most recent Phoenix invoice and what the customer would have spent on any program offered by any of the three major long distance carriers. The Company uses computer models and management reports that can determine the projected savings of a potential customer, or the actual savings of a new customer.

         The Company believes that prospective customers are looking for more than cost savings from their long distance company. As competition increases in the future, the Company believes that the successful companies will be those that can provide a full range of telecommunications products and services, serving as a "one-stop shop" for the customer who is increasingly confused with the proliferation of products and technologies. In this vein, the Company is aggressively developing competency in telecommunications related products such as the internet, wireless, and frame relay.

         The Company believes that long distance usage can be reduced with strong management control. Management reports are a time saving service which helps managers identify wasteful or unnecessary calling. Seven different management reports are available for a Phoenix customer to use in the review of monthly usage. Two of the reports identify and sort calls over a customer-specified cost level or time length. A third report presents all calls during non-business hours. A fourth report identifies the most frequently called numbers. All four of these reports have threshold levels that can be established individually by the customer. A fifth report builds a matrix of calls showing day/evening/night vs. intrastate/interstate/international usage. A sixth report summarizes usage by area code. A seventh report identifies calls and usage by state and country. All of these reports allow managers to better monitor changes in calling patterns and identify potential waste or fraud in their long distance usage.

         Four different call detail formats are available so the customer can customize the way its call detail is presented. The formats include sorting by chronological order, originating phone number, accounting code, and terminating phone number. Additionally, the Company has the ability to write custom reports for a large individual user to replace existing internal reports or provide new reports to that customer.

         The Company places a strong emphasis on customer relations. Customer relations representatives are available from 6:00 a.m. to 5:00 p.m. Pacific Time by dialing a toll-free number to handle any customer inquiries regarding their service. The Company believes superior customer service is a significant factor in the choice of a long distance company by a prospective customer. Customer relations representatives call existing customers on a routine basis to survey their satisfaction with Phoenix's service. During 1994, Phoenix reorganized its customer relations department into three person teams. Each customer is assigned to one of the teams which is responsible for all the service needs of that customer. Additionally, management plans to be able to offer 24 hour, 7 day a week customer service in 1996. Management believes that this effort should enable the company to enhance its customer retention.

MARKETING

         The Company has historically relied on arrangements with third parties to generate new customers for the Company's services. Such channels have included independent sales distributors, private label affiliations and telemarketing organizations. During 1992, the Company made a strategic decision to expand its marketing channels and began to open sales offices as a new distribution channel. From August 1992 through March 1994, the Company opened eighteen sales offices throughout the country. Based on the relative performance of the sales offices compared to their cost of operations, the Company has closed certain offices in 1995. Currently, the company operates 10 sales offices in the following areas: San Francisco, Los Angeles, Orange County, Seattle, Denver, Chicago, Minneapolis (2), Atlanta, and Tampa. Approximately 50% of Phoenix's new business comes from its sales offices with the remainder coming from its sales distributors, Master Agents and private label affiliations.

         Each sales office has a sales manager who directs the efforts of up to 10 sales representatives who meet face-to-face with prospective customers. The Company employs approximately 30 telemarketers in one central location who set appointments for the representatives in all offices which allows the representatives to allocate their time more efficiently among qualified prospects.

         Independent sales distributors are individuals and marketing organizations who market the Company's services directly to small and mid-sized commercial accounts. The Company currently has approximately 70 active distributors throughout the United States and other countries were the Company provides callback services. Distributors are trained by Company employees to market Phoenix's services to potential customers. The company provides them with promotional materials and products and service updates on a frequent basis. Distributors earn commissions based on the usage levels of customers they have referred to the Company.

         A Master Agent is a person or organization which has access to a greater number of potential customers than does a distributor, either through other business relationships or its connections with business decision-makers. Master Agents typically earn higher commissions than distributors; however, in return, they must commit to bring the Company a substantially greater volume of business. Master Agents are much like strategic partners with the Company--they invest significant time and money in order to have access to the Company's best and most lucrative products.

         Private label affiliations are arrangements with business organizations ("Affiliates") wherein Phoenix's services are marketed to the customers of the Affiliates through the Affiliates' own marketing channels. Under these arrangements, Phoenix will register a name similar to the Affiliate's business name and bill customers acquired through the Affiliate under that name.

         An example of private labeling is Phoenix's program with Office Depot, Inc. Office Depot is a major retailer of office supplies and equipment with approximately 400 stores across the country.

Office Depot members can obtain Phoenix's services under the name Office Depot Communications, a name under which Phoenix conducts business. Phoenix and Office Depot develop marketing materials which are distributed to Office Depot members through mailings and in-store booths which describe the discount long distance service available to them. As with independent sales distributors, Office Depot receives a commission based on revenues from Office Depot Communications customers.

ACQUISITION STRATEGY

         During the latter half of 1995, the Company embarked on an acquisition strategy with the stated goal of acquiring companies which could either add new products to the Company's product portfolio or whose customer base and sales organization would represent a profitable investment. During the year, the company acquired Bright Telecom, L.P. ("Bright"), a small international call-back provider, Tele-Trend Communications, LLC ("Tele-Trend"), a Denver based switchless reseller, and, in January 1996, Automated Communications, Inc. ("ACI"), a Denver facilities-based reseller. Bright gave the Company a new product in a fast growing market to sell to all of its current and prospective customers. The addition of Tele-Trend and ACI gave the Company a solid concentration of Denver-base traffic which will all be routed over Phoenix's Denver area switch. The acquisition of ACI gave the Company an entree into the switch-based business. The company plans on continuing to exercise its acquisition strategy throughout the remainder of 1996. The Company will continue to look for acquisition candidates who improve the Company's cash flow position and offer complementary products, strong sales organizations, and regionally concentrated customer bases. The Company will consider both switched and switchless candidates.

CORPORATE RELOCATION

         As a result of the ACI acquisition, management has decided to relocate the Company's corporate headquarters from its San Francisco location to ACI's offices in Golden, Colorado. Based upon analyses comparing the relative operating costs of the two locations, management believes that significant operating cost savings in personnel and facilities costs are achievable through the relocation. Management is currently negotiating the sublease of its leased facilities in San Francisco to a third party for the remaining term of the lease and has agreed to pay severance to its San Francisco employees who are not relocating to Golden. The cost of the move is estimated to be between $750,000 and $1,000,000 and will be expensed in the first and second quarters of 1996. The Company plans to have the move completed by June 30, 1996.

VENDORS

         The Company has contracts with AT&T, Sprint, MCI, Frontier, and WorldCom for the provision of long distance telecommunications services for its customers. The contracts range from two years to four years and contain certain minimum usage requirements. In most cases, Phoenix, and all resellers, are in direct competition with the facilities-based carriers for the right to service the end user. Management believes that, given the highly competitive nature of the industry, the carriers view resellers as a low cost, alternative marketing channel which gives the carrier incremental minutes or traffic with little marketing cost and minimal support cost.

COMPETITION

         According to published research, AT&T, Sprint and MCI control approximately 84% of the long distance market and there are between 800 and 1,000 resellers and rebillers that represent the remaining market share. From time to time any of these entities may be able to provide a range of services comparable to or more extensive than those available to the Company's customers at rates competitive with the Company's fee structure. The same volume-discount pricing that the Company utilizes is available to current and potential competitors. Phoenix does not have proprietary contractual arrangements in that regard. As a result, there are no substantial barriers to the entry of additional competitors into the field. In addition, most prospective Company customers are already receiving service directly from at least one long distance carrier, and thus Phoenix must convince prospective customers to alter these relationships to generate new business. Additionally, local exchange companies are subject to current legislation which will allow them to compete in the long distance marketplace in the near future.

         The telecommunications industry is highly competitive and subject to rapid technological and regulatory change. Many existing or potential competitors of the Company have considerably greater resources than the Company. There can be no assurance that the Company will be able to remain competitive in this environment. Although current regulations allow easy entry into the telecommunications market and there are many competitors, the Company believes the market is large enough for many companies to engage in direct competition while continuing to grow.

         The Company believes the principal competitive factors in its business include the cost, flexibility and quality of service, as well as the breadth of telemanagement services offered. The Company believes it competes favorably with respect to each of these factors among the commercial users that represent its target market segment. Most importantly, the Company believes that since it concentrates its resources on providing multiple products, personalized service and customized billing and reporting, it has distinct advantages over facilities-based carriers, resellers, and other rebillers that compete for customers in the Company's target size range primarily on cost. In addition, it would be difficult for the major national carriers to offer lower rates to Phoenix's customers without also reducing the cost that the Company pays.
Since the Company is considered to be a large commercial account for the carriers, it can benefit from lower rates and in turn lower the costs its customers pay.

REGULATORY

         As a reseller of long distance telecommunications services, Phoenix is subject to many of the same regulatory requirements as facilities-based interexchange carriers ("IXCs"). Phoenix is required be certified and to file tariffs with the Federal Communications Commission and is subject to various state laws and regulations, including certification requirements. Generally, Phoenix must obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states where it offers service, and in most of these jurisdictions it must also file and obtain prior regulatory approval of tariffs for intrastate offerings. At the present time, Phoenix can provide originating interstate and intrastate service to customers in 47 states and the District of Columbia. Of the states in which Phoenix provides originating service, 36 have public utility commissions that actively assert regulatory oversight over the services offered by Phoenix.

         There can be no assurance that the regulatory authorities in one or more states or the FCC will not take action having an adverse effect on the business or financial condition of the Company.

EMPLOYEES

         As of December 31, 1995 the Company has 207 full-time and 10 part-time employees. Of the full-time employees, 143 are engaged in sales and marketing, 35 in customer service, and the remainder in management, development, finance and administrative capacities. None of the Company's employees are represented by a labor union. The Company believes its relations with employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT WHO ARE NOT DIRECTORS

JEFFREY L. BAILEY

         Mr. Bailey, 43, has been Senior Vice President and Chief Financial Officer of the Company since March 1990. He is a Certified Public Accountant and from 1985 to 1990 was a Senior Manager with Grant Thornton LLP, an accounting and management consulting firm. From 1975 to 1985 he was with Arthur Young & Company.

J. REX BELL

         Mr. Bell, 41, has been Vice President of Operations of the Company since March, 1991. From January, 1990 to March, 1991, he held the position of Director of Marketing of the Company. Prior to joining the Company, Mr. Bell was a Senior Telecommunications Consultant from 1984 to 1990 for two California consulting firms, COMSUL, Ltd. and Robin & Dackerman, Inc. Between 1980 and 1984, he held management positions with MCI Communications and Cable and Wireless, Ltd.

JON BEIZER

         Mr. Beizer, 31, was promoted to Vice President of Corporate Development in 1995. Since joining the company in July of 1992 he has held various positions, the last of which was Director of Marketing. Mr. Beizer holds an M.B.A. from Stanford University which he attended from 1990 through 1992. Mr. Beizer worked from 1987 through 1990 as a consultant for Braxton Associates, a management consulting firm specializing in corporate strategy after graduating from Harvard University.

PAUL CISSEL

         Mr. Cissel, 39, was hired as Vice President of Sales and Marketing In November 1994. Between April 1994 and October 1994, Mr. Cissel served as the manager of the Company's Boston sales office and between August 1992 and October 1994, Mr. Cissel was a distributor for the Company. Mr. Cissel was the founder and President of Communications and Business Solutions, a communications management company, between August 1992 and October 1994. Between May 1989 and June 1992, Mr. Cissel served as President and Chief Executive Officer of Titan Software Corporation, an electronics company that developed software and printed circuit board test devices.

         Thomas H. Bell, a director of the Company, and J. Rex Bell, Senior Vice President of Operations, are brothers. With the exception of that relationship, there are no other family relationships among officers or directors of the Company.

                                  RISK FACTORS

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The following factors should be considered carefully in evaluating the Company and its business.

         HISTORY OF OPERATING LOSSES

         The Company has sustained net losses of $2,796,000, $905,000 and $1,335,000 for the years ended December 31, 1993, 1994 and 1995 respectively. In building the Company's systems and organization necessary to handle its expected future growth, the Company has invested heavily in the sales, marketing and administrative areas. There can be no assurances that the Company may not experience operating losses in the future. To finance its operations, the Company has a line of credit facility of up to an aggregate of $10,000,000 with a finance company, which is secured by the Company's receivables. As of December 31, 1995, an aggregate of $10,000 was outstanding under this line of credit. Additionally, the Company is relocating its corporate offices to Golden, Colorado in the first half of 1996. Although management believes that significant operating cost savings in personnel and facilities costs are achievable through the relocation, the cost of the move is estimated to be between $750,000 and $1,000,000 and such amounts will not be recovered until future periods. As a result, the Company anticipates losses for the first and second quarters of 1996. See "Business - Corporate Relocation".

         DEPENDENCE ON SERVICE PROVIDERS

         The Company depends on a continuing and reliable supply of telecommunications services from the facilities-based carriers. Because the Company does not own sufficient switching or transmission facilities to offer a complete network to carry its customers calls, it depends on these providers for the telecommunications services used by its customers and to provide the Company with the detailed information on which it bases its customer billings. The Company's ability to expand its business depends both upon its ability to select and retain reliable providers and on the willingness of such providers to continue to make telecommunications services and billing information available to Phoenix for its customers on favorable terms and in a timely manner. See "Business - Vendors".

         POTENTIAL ADVERSE EFFECTS OF RATE CHANGES

         The Company bills its customers for the costs of the various telecommunications services procured on their behalf. The total billing to each customer is generally less than telephone charges for the same service provided by the major carriers. The Company believes its lower customer bills are an important factor in its ability to attract and retain customers. Therefore, changes in the differential between direct dial telephone rates and the cost of the bulk-rate telecommunications services procured by the Company could have a significant effect on the Company. Although prices for both direct dial and bulk-rate services have generally decreased in recent years, the decreases have not affected both types of services equally at all times.
As a result, the differential between the costs of the two types of service can increase or decrease from time to time. To the extent this differential decreases, the savings the Company is able to obtain for its customers could decrease and the Company could lose customers or face increased difficulty in attracting new customers. If the Company elected to offset the effect of any such decrease by lowering its rates, the Company's operating results could also be adversely affected.

         COMPETITION

         An existing or potential Phoenix customer has numerous other choices available for its telecommunications service needs, including obtaining services directly from the same carriers whose services the Company offers. From time to time any of these entities may be able to provide a range of services comparable to or more extensive than those available to Phoenix customers at rates competitive with Phoenix's rates. In addition, most prospective Phoenix customers are already receiving service directly from at least one long distance carrier, and thus Phoenix must convince prospective customers to alter these relationships to generate new business. The Company competes with the principal long distance carriers, AT&T, Sprint and MCI, as well as with the other providers of long distance services, including Frontier and WorldCom. Additionally, as a result of legislation enacted by the federal government in February 1996, the local exchange companies will have the right to provide long distance service in the near future. The telecommunications industry is highly competitive and subject to rapid technological and regulatory change. Because the tariffs offered by the major carriers for telecommunication services are not proprietary in nature, there are no effective barriers to entry into the Company's line of business. Because of the considerably greater resources of competitors of the Company, there can be no assurance that Phoenix will be able to remain competitive in the current telecommunications environment. See "Business -- Competition."


         POSSIBLE ACQUISITIONS; NEED FOR ADDITIONAL CAPITAL

         As part of its growth strategy, the Company intends to pursue acquisitions of companies which could add profitable products or customer bases (see Acquisition Strategy). With respect to any future acquisition, there can be no assurance that the Company will be able to locate or acquire suitable acquisition candidates, or that any companies or customer bases which are acquired can be effectively and profitably integrated into the Company. Additionally, although acquisitions will be made with the intent of enhancing the Company's long-term profitability, they may negatively impact the Company's operating results, particularly during the periods immediately following the acquisition. To fund acquisitions, the Company may incur additional indebtedness to banks and other financial institutions and may issue, in public or private transactions, equity and debt securities. The availability and terms of any such financing will depend on market and other conditions, and there can be no assurance that such additional financing will be available on terms acceptable to the Company, if at all.

         POSSIBLE VOLATILITY OF STOCK PRICE

         The market price of the Company's Common Stock has, in the past, fluctuated substantially over time and may in the future be highly volatile. Factors such as the announcements of rate changes for various carriers, technological innovation or new products or service offerings by the Company or its competitors, as well as market conditions in the telecommunications industry generally and variations in the Company's operating results, could cause the market price of the Common Stock to fluctuate substantially. Because the public float for the Company's Common Stock is small, additional volatility may be experienced.

         CONTROL BY OFFICERS AND DIRECTORS

         As of March 1, 1996, the Company's executive officers and directors beneficially own or control approximately 33% of the outstanding shares of the Company's Common Stock, on an as-if-converted basis. The votes represented by the shares beneficially owned or controlled by the Company's executive officers and directors could, if they were cast together, potentially control the election of a majority of the Company's directors and the outcome of most corporate actions requiring stockholder approval.

         Investors who purchase Common Stock of the Company may be subject to certain risks due to the concentrated ownership of the Common Stock of the Company. Such risks include: (i) the shares beneficially owned or controlled by the Company's executive officers and directors could, if they were cast together, delay, defer or prevent a change in control of the Company, such as an unsolicited takeover, which might be beneficial to the stockholders, and
(ii) due to the substantial ownership or control of outstanding shares by the Company's executive officers and directors and the potential adverse impact of such substantial ownership or control on a change in control of the Company, it is less likely that the prevailing market price of the outstanding shares of the Company's Common Stock will reflect a "premium for control" than would be the case if ownership of the outstanding shares were less concentrated.

         GOVERNMENTAL REGULATION

         As a reseller of long distance telecommunications services, Phoenix is subject to many of the same regulatory requirements as facilities-based interexchange carriers. The intrastate long distance telecommunications operations of Phoenix are also subject to various state laws and regulations, including certification requirements. Generally, Phoenix must obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states where it offers service, and in most of these jurisdictions it must also file and obtain prior regulatory approval of tariffs for intrastate offerings. There can be no assurance that the regulatory authorities in one or more states or the FCC will not take action having an adverse effect on the business or financial condition of the Company.

ITEM 2.  PROPERTIES

         As of December 31, 1995, Phoenix leases approximately 34,000 square feet of office space in San Francisco, California under a lease agreement with an unaffiliated third party expiring in 2000. The Company's monthly rental obligation for its facilities is approximately $46,000. Additionally, the Company leases sales offices in various cities from unaffiliated third parties totaling approximately 28,700 square feet for terms of 1 to 3 years at total
monthly cost of approximately $36,700.   The Company is relocating its San
Francisco office to Golden, Colorado in the first half of 1996.  See "Business
- - Corporate Relocation".

ITEM 3.  LEGAL PROCEEDINGS

            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

                                    PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

         The Company's Common Stock is traded on the American Stock Exchange under the symbol "PHX". The following table reflects the range of high and low closing sales prices for each period indicated.

                                                     LOW             HIGH
YEAR ENDED DECEMBER 31, 1994
First quarter ended March 31, 1994                  $3.25            $6.88
Second quarter ended June 30, 1994                  $2.50            $4.00
Third quarter ended September 30, 1994              $3.06            $4.63
Fourth quarter ended December 31, 1994              $2.25            $4.13

YEAR ENDED DECEMBER 31, 1995
First quarter ended March 31, 1995                  $1.88            $3.50
Second quarter ended June 30, 1995                  $2.25            $3.13
Third quarter ended September 30, 1995              $2.44            $4.63
Fourth quarter ended December 31, 1995              $3.31            $4.44


         The closing sales price of the Company's Common Stock as reported by the American Stock Exchange on March 26, 1996 was $3.56.

         As of February 29, 1996, there were 1,159 stockholders of record of the Company's Common Stock, including shares held in street name by various brokerage firms.

         The Company has not, since 1983, paid any dividends on its Common Stock and the Company does not anticipate the payment of dividends on such stock in the foreseeable future. In addition to any applicable state law restrictions relating to the payment of dividends on its Common Stock, the Company is restricted from paying dividends on Common Stock until all dividends due on outstanding Preferred Stock have been paid. Since September 1993, the Company is additionally restricted from paying any dividends on its Common or Preferred stock without the consent of its finance company under the terms of its line of credit agreement.

         The Company had 101,750 shares of Series A Preferred Stock, 126,250 shares of Series B Preferred Stock and 1,176,056 shares of Series F Preferred Stock outstanding at December 31, 1995 with a combined cumulative dividend requirement of $1,263,650 per year. Additionally, the Company had 1,000,000 shares of Series C Preferred Stock and 333,333 shares of Series D Preferred Stock outstanding at December 31, 1995 with non-cumulative dividend preferences over Common Stock. As of December 31, 1995, the Series A, B, D and F shares, with accumulated and unpaid dividends of $791,220 are convertible into 6,621,909 shares of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data presented below for, and as of the end of, the years ended December 31, 1995, 1994, 1993 and 1992, the eight month period ended December 31, 1991 (the "Transition Period") and the year April 30, 1991 have been derived from the consolidated financial statements of the Company, which statements have been audited by Grant Thornton LLP, independent certified public accountants. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere herein.

                                                Eight                      Year ended
                              Year ended    months ended                   December 31,
                               April 30,    December 31,   ---------------------------------------------
                                1991            1991        1992         1993          1994       1995
                              ---------     ------------  -------       -------       -------    -------
                                                  (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue                         $13,498     $13,927       $27,155       $40,350       $57,420    $58,755
Cost of revenue                   9,921      10,840        20,155        29,261        40,007     40,376
                                -------     -------       -------       -------       -------    -------
Gross margin                      3,577       3,087         7,000        11,089        17,413     18,379
Expenses                          4,538       4,017         7,659        13,737        17,796     18,525
                                -------     -------       -------       -------       -------    -------
Operating loss                     (961)       (930)         (659)       (2,648)         (383)      (146)
Other - net                          (3)        (31)            5          (148)         (399)    (1,189)
                                --------    --------       -------       -------       -------    -------
Loss before cumulative
  effect of accounting
  change                          (964)        (961)         (654)       (2,796)         (782)    (1,335)
Cumulative effect of
  accounting change                 --           --            --             -          (123)         -
                                -------     -------       -------       -------       -------    -------
Net loss                        $ (964)     $  (961)      $  (654)      $(2,796)      $  (905)   $(1,335)
                                ======      =======       =======       =======       =======    =======

Loss per common share:
Loss before cumulative
    effect of accounting
    change                      $(0.15)     $ (0.15)      $ (0.12)      $ (0.33)      $ (0.09)   $ (0.15)
Cumulative effect of
    accounting change                -            -            -             -          (0.01)        --
                                -------     -------       -------       -------       -------    -------
Net loss                        $(0.15)     $ (0.15)      $ (0.12)      $ (0.33)      $ (0.10)   $ (0.15)
                                ======      =======       =======       =======       =======    =======

BALANCE SHEET DATA (at end
of period):
Working capital                 $  301       $  153       $   983       $ 1,036       $   297    $10,031
Total assets                     4,786        6,081         9,310        14,125        13,790     30,368
Capital lease obligation
 - noncurrent                       66           45            17            --            --         --
Note payable
 - noncurrent                       --           50            --            --            --         --
Stockholders' equity               718          616         2,282         2,913         3,033     19,425

There were no income taxes for any of the periods detailed above. The Company has not, since 1983, declared or paid any dividends on its common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Business" and "Business - Risk Factors".

RESULTS OF OPERATIONS

                 The following table sets forth for the years indicated the percentage of revenues represented by certain items in the Company's statement of operations.

                                                   Year ended December 31,
                                               ----------------------------------
                                               1993           1994          1995
                                              ------         ------        ------
Revenues                                      100.0%         100.0%       100.0%
Cost of revenues                               72.5           69.7         68.7
                                              -----          -----       ------
Gross profit                                   27.5           30.3         31.3

Selling, general & administrative              32.8           29.9         29.7
Depreciation & amortization                     1.2            1.1          1.8
                                              -----          -----       ------
   Total expenses                              34.0           31.0         31.5
                                              -----          -----        -----

Operating loss                                 (6.6)          (0.7)        (0.3)

Other - net interest expense                   (0.3)          (0.7)        (0.3)
Other - loss on abandonment of assets            --           --           (1.7)
Cumulative effect of change in
  accounting principle                           --           (0.2)           -
                                              -----          -----       ------
Net loss                                       (6.9)          (1.6)        (2.3)
                                              ======         ======      ======

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

         Revenues increased by $17,071,000, or 42.3%, from 1993 to 1994. Billed minutes increased 51% over the period during which time the average revenue per minute declined by 5.8% as a result of the Company offering more competitive rates. The average number of accounts per month utilizing the Company's services increased 35.7% from 1993 to 1994 as a result of the Company's sales and marketing efforts.

         The Company's cost of revenues consists of amounts paid to the carriers for transmission services for its customers. The rates the Company pays for its customers' service vary depending on which underlying carrier is used for service and the volume of traffic on such carriers. In 1994, the Company's cost of revenue decreased to 69.7% from 72.5% in 1993. The decrease resulted primarily from placing the majority of new customers in 1993 and 1994 under carrier contracts which have the most favorable rates for the Company The rates the Company pays the carriers are based primarily upon contractual arrangements with the carriers. A portion of the rates the Company pays for services is based upon tariffs filed by the carriers under which the Company qualifies for service. While the carriers are able to modify their tariff at any time, the Company does not currently foresee any significant change in rates in the near future. The Company is currently renegotiating several of its carrier contracts and expects to receive even more favorable rates in future periods. If that occurs, this should allow the Company to offer its customers lower rates without adversely affecting its margins.

         Selling, general and administrative expenses decreased as a percentage of revenue to 29.9% in 1994 from 32.8% in 1993. In 1992, the Company began opening direct sales offices in various cities throughout the country and at December 1993, there were twelve offices in operation and by December 1994, there were eighteen offices. During 1993, the Company incurred operating expenses for these offices of $2,150,000, or 5.3% of revenues, compared to $3,954,000 or 6.9% of revenues in 1994. In the second quarter of 1994, the Company implemented certain cost reduction programs and decided to defer the opening of any new sales office until such time that the Company was operating profitably. Consequently, the Company did not open any new sales offices in the second, third and fourth quarters of 1994. Commissions represent amounts paid to the Company's outside marketing channels based primarily upon percentages of revenues collected by the Company from customers acquired through such channels. The percentage amount of such commissions varies depending on the channel and may be renegotiated from time to time. Commission expense increased to 8.5% of revenues in 1994 compared to 7.2% of revenues in 1993. The increase in commission expense as a percentage of revenue was due to up-front commissions incurred under a telemarketing program in the last six months of 1993 which were amortized over a twelve month period. The total commissions paid under this program were $2,179,000 of which $415,000 was amortized in 1993 and $1,719,000 was amortized in 1994. Commission expense for the Company's other marketing channels was 6.9% and 6.2% of related revenues for 1993 and 1994, respectively.

         Effective January 1, 1994, the Company changed its method of accounting for deferred commissions from the straight-line basis to the sum of the years digits method. Additionally, the Company changed its estimate of the period benefited from two years to four years. After analyzing the Company's historical customer retention patterns, management believes that the new method more accurately matches the cost of acquiring a new customer with the anticipated revenue stream from that customer. The cumulative effect of the change from the straight line method to the sum of the years digits method resulted in a charge to earnings of $123,000 in 1994. The change in the estimated life from two to four years resulted in a decrease of $242,000 in amortization expense for 1994.

         Bad debt expense decreased as a percentage of revenue from 4.6% in 1993 to 3.3% in 1994 as a result of increases in the staffing of the Company's credit and collection department and steps taken to strengthen the Company's overall policies in that area.

         Depreciation and amortization expense remained consistent between periods at 1.2% and 1.1% for the years ended 1993 and 1994, respectively.

         Net interest expense increased, as a percentage of revenue, from 0.3% in 1993 to 0.7% in 1994 as a result of the Company's expanded use of its credit facility in 1994. The Company increased its borrowing capacity in August 1993 from $1,500,000 to $7,000,000.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Revenues increased by 2.3% to $58,755,000 in 1995 from $57,420,000 in
1994. Billed minutes increased by 9.8% between periods during which time the average revenue per minute declined by 6.7%. In August 1995, the Company acquired Bright, a San Francisco-based international call-back company and Tele-Trend Communications, a switchless long distance reseller based in Denver. In September 1995, the Company acquired selected customers from ISI Telecommunications, Inc., a long distance switchless reseller. The customers gained from these acquisitions accounted for approximately 10% of total billed minutes for 1995. The decline in the average rate per minute was a result of the acquired customer bases having generally lower rate per minute products combined with the Company offering more competitively priced services.

         In 1995, the Company's cost of revenue decreased to 68.7% from 69.7% in 1994. The decrease resulted primarily from placing the majority of new customers in 1994 and 1995 under carrier contracts which have the most favorable rates for the Company. The rates the Company pays the carriers are based primarily upon contractual arrangements with the carriers. A portion of the rates the Company pays for services is based upon tariffs filed by the carriers under which the

Company qualifies for service. While the carriers are able to modify their tariff at any time, the Company does not currently foresee any significant change in rates in the near future.

         SG&A expenses decreased slightly as a percentage of revenue to 29.7% in 1995 from 29.9% in 1994. The operating expenses of Tele-Trend and Bright were included in the Company's income statement from August through December 1995 which represented 0.9% of revenues for 1995. The various components of SG&A remained consistent between periods as a percentage of revenue.

         Depreciation and amortization increased as a percentage of revenue from 1.1% in 1994 to 1.8% in 1995. During 1995, the Company's acquisitions resulted in additions to intangible assets of approximately $6,200,000 in the form of goodwill and customer bases. These assets are amortized over their estimated useful lives and resulted in 1995 amortization of approximately $527,000, or 0.9% of revenue for 1995. As a result of these acquisitions and anticipated future acquisitions, management expects depreciation and amortization expense will increase in the future, both in absolute dollars and as a percentage of revenue in the future.

         Net interest expense decreased as a percentage of revenue from 0.7% in 1994 to 0.3% in 1995. The decrease was due to the investment of the proceeds from the Company's equity placements and a corresponding reduction in the Company's borrowings under its credit facility prior to the use of the proceeds for acquisition purposes.

         Loss on abandonment of assets for 1995 primarily relates to the Company's write off of software development costs in the fourth quarter of 1995. Through September 1995, the Company had invested approximately $948,000 in system development for a new billing system to replace the Company's current system. In the fourth quarter of 1995, management began negotiations with a vendor who could provide software similar in scope to that which the Company was developing in-house. In order to minimize the risk of development and to have access to a new system on a more timely basis, the Company has decided to license the vendor's software for use by the Company. Accordingly, the cost of the in-house development was written off in the fourth quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operations for the year ended December 31, 1995 resulted in net negative cash flow of $1,820,000 compared to a net positive cash flow of $1,143,000 for the prior year. Accounts receivable, net of the allowance for doubtful accounts, and accounts payable, each increased at December 31, 1995 compared to December 31, 1994, as a result of the acquisitions described in Note B to the financial statements and as a result of increased billings of the Company for the period. Billings for the fourth quarter of 1995 were approximately $2,400,000 greater than billings for the comparable quarter of 1994. Cash balances increased by $6,800,000 at December 31, 1995 compared to the previous year end as a result of the Company's private placements of equity in 1995. As discussed in Note H to the financial statements, the Company raised approximately $17,300,000 in cash from the offerings, of which approximately $6,200,000 was utilized by the Company for acquisitions in 1995 and the remaining amount was utilized for the paydown of the Company's revolving credit facility and other working capital purposes.
The Company has a line of credit available through a finance company allowing for borrowings of up to $10,000,000 based on the Company's trade receivable. There was $10,000 outstanding under the line at December 31, 1995.

         During 1995 the Company expended $381,000 for the acquisition of furniture, equipment and data processing systems. Approximately $118,000 of this amount was for the development of a new billing system to replace the Company's current system. As described in Management's Discussion and Analysis of the Results of Operations, management has decided to write off the cost of this development in 1995 and is currently negotiating the licensing of an existing billing software system with a vendor. The Company expects to spend up to $3,000,000 to license the system and to acquire the necessary enhancements and hardware to operate it. Management anticipates that the funds required to complete the project will be available through the Company's working capital. The Company has no other material capital expenditure commitments.

         In January 1996, the Company acquired Automated Communications, Inc., a Golden, Colorado facilities-based reseller of long distance service. Consideration for the acquisition was in the form of $4,000,000 in cash, 2,800,000 shares of the Company's common stock valued at $10,500,000 and a long term note of approximately $1,300,000. Management has decided to relocate the Company's San Francisco facilities to ACI's offices in Golden in the first half of 1996. Management estimates the cost of the relocation to be between $750,000 and $1,000,000. See "Business - Corporate Relocation".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Company and the related report of independent accountants are included in this report beginning at page F-1:

         Report of Independent Certified Public Accountants

         Balance Sheets

         Statements of Operations

         Statement of Stockholders' Equity

         Statements of Cash Flows

         Notes to Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

         The information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Proposal 1:
Election of Directors" contained in the Company's Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held June 18, 1996, to be filed by the Company with Securities and Exchange Commission (the "Proxy Statement").

IDENTIFICATION OF EXECUTIVE OFFICERS

         The information required by this Item concerning the Company's executive officers is set forth in Part I of this Report.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this item is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Securities Exchange Act of 1934" contained in the Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the section captioned "Executive Compensation," contained in the Proxy Statement.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the sections captioned "Certain Transactions" and "Executive Compensation" contained in the Proxy Statement.


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following documents are filed as part of this Annual Report on Form 10-K:

         (a) Financial Statements: The financial statements and schedule filed as part of this report are set forth following page F-1 of this report.

         (b)     Reports on Form 8-K :

                 A Form 8-K reporting the acquisition by the Company of Tele-Trend Communications, LLC, a Denver-based reseller of long distance service was filed on September 12, 1995. An Amended Form 8K reporting historical and pro forma financial statements was filed on November 13, 1995.

                 A Form 8-K reporting the acquisition by the Company of Automated Communications, Inc., a Golden, Colorado facilities-based reseller of long distance service was filed on January 16, 1996.

         (c)     Exhibits


                 3.1      Restated Certificate of Incorporation of the
                          Company(1)

                 3.2      Bylaws of the Company(1)

                 3.3      Certificate of Designation of Preferences of Series A
                          Preferred Stock(3)

                 3.4      Certificate of Designation of Preferences of Series
                          B Preferred Stock(4)

                 3.5      Certificate of Designation of Preferences of Series
                          C Preferred Stock(8)

                 3.6      Certificate of Designation of Preferences of Series
                          D Preferred Stock(8)

                 3.7      Certificate of Designation of Preferences of Series
                          F Preferred Stock(13)

                 10.1     1989 Stock Option Plan(1)

                 10.2     Forms of option grant pursuant to the 1989 Stock
                          Option Plan(2)

                 10.3     1992 Non-Employee Directors' Stock Option Plan, as
                          Amended(8)

                 10.4     Form of option grant pursuant to the 1992 Non-Employee
                          Directors' Stock Option Plan(8)

                 10.5 Series A Preferred Stock Purchase Agreement dated as of August 17, 1990(3)

                 10.6 Series B Preferred Stock Purchase Agreement dated as of December 27, 1991 with List of Purchasers(4)

                 10.7 Series D Preferred Stock Purchase Agreement dated as of December 15, 1992(8)

                 10.8     Letter Agreement between Thomas H. Bell and
                          Proactive Partners, L.P. dated December 26, 1991(4)

                 10.9     Sublease and Consent between the Company and Richard
                          Goldman & Co. relating to the premises at One
                          Maritime Plaza, San Francisco, CA.(3)

                 10.10    Consulting Agreement between the Company and Thomas
                          H. Bell dated March 25, 1992.(6)

                 10.11    Volume Purchase Agreement dated as of April 1, 1992
                          between the Company and Sprint Communications, L.P.(7)

                 10.12 Agreement dated as of June 1, 1992 between the Company and Sprint Communications, L.P.(7)

                 10.13 Asset Purchase Agreement between the Company and BSN dated effective as of September 1, 1992.(5)

                 10.14    Irrevocable Proxy executed by BSN dated September
                          29, 1992.(5)





                 10.15 Letter Agreement between the Company and Concord dated September 29, 1992.(5)

                 10.16    Letter Agreement between the Company and Proactive
                          Partners, L.P. dated September 28, 1992.(5)

                 10.17    Letter Agreement between the Company and McGettigan,
                          Wick & Co., Inc. dated September 28, 1992.(5)

                 10.18    Letter Agreement between the Company and Belcaro
                          Bank dated September 29, 1992.(5)

                 10.19    Switched Services Rebiller Agreement between the
                          Company and WilTel, Inc. dated October 5, 1992.(9)

                 10.20    Switchless Reseller Services Agreement between the
                          Company and Allnet Communications Services, Inc.
                          dated July 24, 1992.(9)

                 10.21    Loan and Security Agreement between the Company and
                          Foothill Capital Corporation dated August 26, 1993
                          and Continuing Guarantee(10)

                 10.22 Office Lease Agreement with Itel Rail Corporation, dated June 8, 1994(11)

                 10.23    Consulting Agreement between the Company and Robert
                          R. Curtis dated November 7, 1994(12)

                 10.24    Stockholders Agreement, dated October 20, 1995(13)

                 10.25    Series F Preferred Stock and Warrant Purchase
                          Agreement, Dated October 20, 1995(13)

                 11.1     Computation of earnings per share

                 18.1     Letter re change in accounting principles(12)

                 21.1     Subsidiaries of Phoenix Network, Inc.

                 23.1     Consent of Grant Thornton LLP






EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS:

    -        1989 Stock Option Plan(2)
    -        Form of option grant pursuant to the 1989 Stock Option Plan(2)
    -        1992 Non-Employee Directors' Stock Option Plan(8)
    -        Form of option grant pursuant to the 1992 Non-Employee Directors'
               Stock Option Plan(8)
    -        Consulting Agreement between the Company and Thomas H. Bell dated
               March 25, 1992.(6)
    -        Consulting Agreement between the Company and Robert R. Curtis dated November 7, 1994(12)

- -------------------
(1) Filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1990, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1990, and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1990 and incorporated herein by reference.

(4) Filed as an Exhibit to the Company's annual report on Form 10-K for the transition period ended December 31, 1991 and incorporated herein by reference.

(5) Filed as an Exhibit to the Company's current report on Form 8-K filed with the SEC on October 14, 1992 and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1992 and incorporated herein by reference.

(7) Filed as an Exhibit to Amendment No. 1 on Form 8, amending the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference. Confidential treatment has been requested for portions of this exhibit pursuant to a confidential treatment request filed with the Securities and Exchange Commission on August 19, 1992.

(8) Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

(9) Filed as an Exhibit to the Company's Form 10-K/A, amending the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference. Confidential treatment has been requested for portions of this exhibit pursuant to a confidential treatment request filed with the Securities and Exchange Commission on May 21, 1993.

(10) Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(11) Filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.

(12) Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(13) Filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PHOENIX NETWORK, INC.


                             By: /s/  Wallace M. Hammond
                             -----------------------------------
                                      Wallace M. Hammond
                                      Chief Executive Officer

                             Date:    March 29, 1996

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                         TITLE                                     DATE
     /s/ Thomas H. Bell                                                        March 29, 1996
- ----------------------------------     Chairman of the
         Thomas H. Bell                Board and Director

     /s/ Robert R. Curtis                                                      March 29, 1996
- ----------------------------------     Vice Chairman of the
         Robert R. Curtis              Board and Director

    /s/ Wallace M. Hammond                                                     March 29, 1996
- ----------------------------------     President and Chief Executive
        Wallace M. Hammond             Officer (Principal Executive
                                       Officer) and Director

    /s/ Jeffrey L. Bailey                                                      March 29, 1996
- ----------------------------------     Senior Vice President,
        Jeffrey L. Bailey              Chief Financial Officer
                                       (Principal Financial
                                       and Accounting Officer)

    /s/ James W. Gallaway              Director                                March 29, 1996
- ----------------------------------
        James W. Gallaway

   /s/ Merrill L. Magowan              Director                                March 29, 1996
- ----------------------------------
       Merrill L. Magowan

      /s/ Myron A. Wick                Director                                March 29, 1996
- ----------------------------------
        Myron A. Wick, III

       /s/ Sidney Kahn                 Director                                March 29,  1996
- ----------------------------------
           Sidney Kahn

- ----------------------------------     Director                                 March __, 1996
          Max Thornhill

     /s/ David Singleton               Director                                 March 29, 1996
- ----------------------------------
         David Singleton





                CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
                   INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     PHOENIX NETWORK, INC. AND SUBSIDIARIES

                           December 31, 1994 and 1995

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Stockholders and Board of Directors
Phoenix Network, Inc.


      We have audited the accompanying consolidated balance sheets of Phoenix Network, Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Network, Inc. and Subsidiaries as of December 31, 1994 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

      As explained in note C, the Company changed its method of accounting for deferred commissions in 1994.


GRANT THORNTON LLP



San Francisco, California
March 28, 1996

                     PHOENIX NETWORK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  December 31,


                                     ASSETS

                                                                                  1994              1995
                                                                               ------------      ------------
Current assets
  Cash and cash equivalents ($326,431 restricted in 1994 and
     $225,356 restricted in 1995)                                               $ 1,209,999       $ 8,004,511
  Accounts receivable, net of allowance for doubtful accounts
     of $1,164,086 in 1994 and $1,287,753 in 1995                                 8,825,944        11,763,520
  Deferred commissions                                                              808,740           901,213
  Other current assets                                                              209,340           304,920
                                                                                -----------       -----------
         Total current assets                                                    11,054,023        20,974,164
Furniture, equipment and data processing systems - at cost,
  less accumulated depreciation of $837,990 in 1994 and
  $1,119,729 in 1995                                                              1,430,467           743,463
Deferred commissions                                                                789,726         2,076,008
Customer acquisition costs, less accumulated amortization of
  $431,525 in 1994 and $1,005,262 in 1995                                           203,483         2,447,619
Goodwill, less accumulated amortization of $82,961 in 1995                               -          3,903,109
Other assets                                                                        312,155           223,520
                                                                                -----------       -----------
                                                                                $13,789,854       $30,367,883
                                                                                ===========       ===========



                                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable to finance companies                                            $ 2,553,103       $    41,468
  Accounts payable                                                                7,980,517        10,500,807
  Accrued liabilities                                                               223,601           400,918
                                                                                -----------       -----------
         Total current liabilities                                               10,757,221        10,943,193
Stockholders' equity
  Preferred stock - $.001 par value, authorized 5,000,000
     shares, issued and outstanding 1,621,476 in 1994 and
     2,737,389 in 1995, liquidation preference aggregating
     $3,779,371 and $15,332,780 at December 31, 1994 and 1995                         1,622             2,737
  Common stock - $.001 par value, authorized 20,000,000
     shares, issued 11,360,245 in 1994 and 14,459,658 in 1995                        11,360            14,460
  Additional paid-in capital                                                     10,525,800        28,443,144
  Accumulated deficit from May 1, 1989                                           (7,503,627)       (9,033,129)
  Treasury stock - 1,300 shares at cost                                              (2,522)           (2,522)
                                                                                -----------       -----------
                                                                                  3,032,633        19,424,690
                                                                                -----------       -----------
                                                                                $13,789,854       $30,367,883
                                                                                ===========       ===========



The accompanying notes are an integral part of these statements.

                     PHOENIX NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year ended December 31,





                                                                 1993               1994             1995
                                                             -----------        -----------       -----------
Revenues                                                     $40,349,599        $57,420,484       $58,755,334
Cost of revenues                                              29,260,515         40,007,052        40,376,589
                                                             -----------        -----------       -----------
         Gross profit                                         11,089,084         17,413,432        18,378,745

Selling, general and administrative
  expenses                                                    13,254,772         17,161,963        17,475,954
Depreciation and amortization                                    482,165            634,245         1,048,870
                                                             -----------        -----------       -----------
                                                              13,736,937         17,796,208        18,524,824
                                                             -----------        -----------       -----------
         Operating loss                                       (2,647,853)          (382,776)         (146,079)
Other income (expense)
  Interest income                                                  9,213              8,121            83,227
  Interest expense                                              (157,066)          (407,065)         (252,494)
  Loss on abandonment of fixed assets                                 -                  -         (1,019,648)
                                                             -----------        -----------       -----------
                                                                (147,853)          (398,944)       (1,188,915)
                                                             -----------        -----------       -----------
Loss before cumulative effect of accounting
  change                                                      (2,795,706)          (781,720)       (1,334,994)
Cumulative effect of change in amortization
  of deferred commissions                                             -            (123,224)               -
                                                             -----------        -----------       -----------
         Net loss                                            $(2,795,706)       $  (904,944)      $(1,334,994)
                                                             ===========        ===========       ===========

Net loss attributable to common
  shares:
    Net loss                                                 $(2,795,706)      $   (904,944)      $(1,334,994)
    Preferred dividends                                         (267,419)          (231,255)         (594,381)
                                                             -----------        -----------       -----------
                                                             $(3,063,125)       $(1,136,199)      $(1,929,375)
                                                             ===========        ===========       ===========

Loss per common share:
  Loss before cumulative effect of accounting change              $(0.33)           $(0.09)             $(.15)

  Cumulative effect of accounting change                              -               (0.01)              -
                                                             -----------        -----------       ------------
         Net loss per common share                                $(0.33)            $(0.10)            $ (.15)
                                                             ===========        ===========       ===========
Weighted average common shares                                 9,423,072         11,100,958        12,613,992
                                                             ===========        ===========       ===========



The accompanying notes are an integral part of these statements.

                         PHOENIX NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                           Three years ended December 31, 1995




                                                                      Additional        Accumulated
                                        Preferred        Common        paid-in          deficit from       Treasury
                                          Stock           Stock        capital           May 1, 1989         Stock
                                       ----------      ----------      ------------      ------------       ---------
Balance at January 1, 1993                 $1,978        $ 8,715        $ 5,948,824       $(3,675,350)        $(2,522)

  Exercise of stock options
    and warrants                                -           691            690,337                -               -
  Conversion of preferred
    stock into common stock                  (368)          482             13,619           (13,733)             -
  Issuance of common stock                     -            793          2,805,443                -               -
  Preferred dividends                          -             -                  -            (69,975)             -
  Net loss                                     -             -                  -         (2,795,706)             -
                                           ------        ------         ----------       -----------          -------
Balance at December 31, 1993                1,610        10,681          9,458,223        (6,554,764)         (2,522)

  Exercise of stock options                    -            401            465,018                -               -
  Conversion of preferred
    stock into common stock                   (44)          278             43,685           (43,919)             -
  Issuance of preferred stock
    upon conversion of debt                    56            -             558,874                -               -
  Net loss                                     -             -                 -            (904,944)             -
                                           ------        ------         ----------       -----------          -------
Balance at December 31, 1994                1,622        11,360         10,525,800        (7,503,627)         (2,522)

  Exercise of stock options and
    warrants                                   -            391            523,691                -               -
  Conversion of preferred
    stock into common stock                    (4)           24              7,200            (7,220)             -
  Issuance of common stock, net
    of expenses                                -          2,685          6,314,779                -               -
  Issuance of preferred stock, net
    of expenses, and conversion
    of Series E to Series F                 1,119            -          11,071,674                -               -
  Preferred dividends                          -             -                  -           (187,288)             -
  Net loss                                     -             -                  -         (1,334,994)             -
                                           ------        ------         ----------       -----------          -------
Balance at December 31, 1995               $2,737       $14,460        $28,443,144       $(9,033,129)         (2,522)
                                           ======       =======        ===========       ===========         =======



The accompanying notes are an integral part of this statement.

                     PHOENIX NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,



                                                             1993                1994                1995
                                                           -----------       ------------       -------------
Cash flows from operating activities
  Cash received from customers                            $ 36,585,065       $ 54,971,948        $ 55,118,906
  Interest received                                              9,213              8,121              83,227
  Cash paid to suppliers and employees                     (42,827,891)       (53,430,265)        (56,770,205)
  Interest paid                                               (131,792)          (407,065)           (252,065)
                                                          ------------       ------------        ------------
      Net cash provided by (used in)
         operating activities                               (6,365,405)         1,142,739          (1,820,137)
Cash flows from investing activities
  Redemptions of certificates of deposit                       140,000                 -                   -
  Purchases of furniture, equipment and
    data processing systems                                   (394,373)          (882,933)           (380,725)
  Payments on notes receivable - stockholder                   273,969                 -                   -
  Customer base acquisitions                                        -                  -           (1,553,238)
  Business acquisitions, net of cash acquired                       -                  -           (4,635,764)
  Acquisitions of other assets                                (308,990)          (123,528)                 -
                                                          ------------       ------------        ------------
      Net cash used in investing activities                   (289,394)        (1,006,461)         (6,569,727)
Cash flows from financing activities
  Proceeds from issuance of common stock,
    net of offering costs                                    2,806,236                 -            6,317,464
  Proceeds from issuance of preferred stock,
    net of offering costs                                           -                  -           11,072,793
  Proceeds from note payable to stockholder                    500,000                 -                   -
  Proceeds (payments) on note payable to
    finance company                                          3,420,931           (867,828)         (2,542,675)
  Payments on capital lease obligation                         (28,425)           (16,584)                 -
  Preferred stock dividends                                    (69,975)                -             (187,288)
  Proceeds from exercise of stock options
    and warrants                                               691,028            465,420             524,082
                                                          ------------       ------------        ------------
      Net cash provided by (used in) financing
         activities                                          7,319,795           (418,992)         15,184,376
                                                          ------------       ------------        ------------
      NET INCREASE (DECREASE) IN CASH                          664,996           (282,714)          6,794,512
Cash and cash equivalents at beginning of year                 827,717          1,492,713           1,209,999
                                                          ------------       ------------        ------------
Cash and cash equivalents at end of year                  $  1,492,713       $  1,209,999        $  8,004,511
                                                          ============       ============        ============



The accompanying notes are an integral part of these statements.

                     PHOENIX NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,



                                                              1993               1994                1995
                                                          -----------         -----------        ------------
Reconciliation of net loss to net cash provided by
  (used in) operating activities:
    Net loss                                               $(2,795,706)        $ (904,944)        $(1,334,994)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating
      activities:
         Cumulative effect of change in
            amortization of deferred commissions                    -             123,224                  -
         Provision for doubtful accounts                     1,860,300          1,902,729           1,949,876
         Loss on disposal of fixed assets                           -                  -            1,019,648
         Depreciation                                          247,272            288,897             279,014
         Amortization                                          234,893            345,348             769,856
         Changes in assets and liabilities
            Accounts receivable                             (3,764,534)        (2,448,536)         (3,636,428)
            Deferred commissions                            (2,435,029)           713,839          (1,378,755)
            Other current assets                                33,798            133,377            (106,699)
            Other assets                                       (37,125)                -                   -
            Accounts payable and accrued
               liabilities                                     290,726            988,805             618,345
                                                          ------------       ------------         ------------
         Net cash provided by (used in)
            operating activities                           $(6,365,405)       $ 1,142,739         $(1,820,137)
                                                           ===========        ===========         ===========



Non-cash financing and investing activities:
- -------------------------------------------

  See statement of stockholders' equity and notes B and H.





The accompanying notes are an integral part of these statements.

                     PHOENIX NETWORK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1993, 1994 and 1995



NOTE A - DESCRIPTION OF COMPANY AND SUMMARY OF ACCOUNTING POLICIES

  Phoenix Network, Inc. ("Phoenix" or the "Company") was a switchless reseller of long distance telecommunication services designed primarily for small to medium sized commercial accounts located throughout the United States. Effective January 1, 1996, as a result of the acquisition of Automated Communications, Inc. ("ACI"), the Company became a facilities based reseller (see note M). The Company provides its customers with long distance services utilizing the networks of facilities-based carriers, such as American Telephone & Telegraph Company, MCI Telecommunications Corporation, Sprint Communications, L.P., ALC Communications Corporation, WorldCom, Inc. (formerly Wiltel, Inc.) and others, who handle the actual call transmission services. The carriers bill Phoenix at contractual rates for the combined usage of Phoenix's customers utilizing their network. Phoenix then bills its customers individually at rates established by Phoenix.

  The following is a summary of the Company's significant accounting policies applied in the preparation of the accompanying consolidated financial statements.

  o   Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated in consolidation.

  o   Revenue Recognition

      Revenue is recognized in the month in which the Company's customers complete the telephone call.

  o   Cash and Cash Equivalents

      The Company considers demand deposits, certificates of deposit and United States Treasury bills purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

  o   Deferred Commissions

      Deferred commissions consist of direct commissions paid on a one time basis to third parties upon the acquisition of new customers. Such charges were amortized on a straight line basis over twelve to twenty-four months, based on the future anticipated benefit, beginning with the month following the month the customer's service is activated. Effective January 1, 1994, the Company changed its method for amortizing deferred commissions to the sum of the years digits method and changed the period benefitted to a four year period (see note C).

                     PHOENIX NETWORK, INC. AND SUBSIDIARIES

                        December 31, 1993, 1994 and 1995




NOTE A - DESCRIPTION OF COMPANY AND SUMMARY OF ACCOUNTING POLICIES (continued)

  o   Furniture, Equipment and Data Processing Systems

      Depreciation of furniture and equipment is provided in amounts sufficient to relate the cost of the depreciable assets to operations over their estimated service lives, utilizing the straight-line method as follows:

            Data processing systems                5 years
            Billing system software                5 years
            Furniture and fixtures                 5 years

  o   Customer Acquisition Costs

      Customer acquisition costs represent the value of an acquired billing base of customers and are amortized using the sum of the years digits and straight-line methods over a four year period.

  o   Goodwill

      Goodwill represents the excess of cost over the fair value of the net assets acquired and is being amortized by the straight-line method over 20 years.

  o   Use of Estimates

      In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the period. Significant estimates made by management include the allowance for doubtful accounts, estimated carrier credits, and the amortization periods related to acquired customers and goodwill. Actual results could differ from those estimates.

  o   Income Taxes

      Deferred income taxes are recognized for tax consequences of temporary differences by applying current tax rates to differences between the financial reporting and the tax basis of existing assets and liabilities.

  o   Reclassification

      Prior year's financial statements have been reclassified to conform to current year presentation.

                     PHOENIX NETWORK, INC. AND SUBSIDIARIES

                        December 31, 1993, 1994 and 1995





NOTE B - ACQUISITIONS

  In August of 1995, the Company acquired in purchase transactions, the customer bases and substantially all of the assets and liabilities of Tele-Trend Communications, LLC ("Tele-Trend"), a Denver based switchless reseller, and Bright Telecom L.P. ("Bright"), an international call-back provider, for $4,369,317 and $356,388, respectively. The operations of Tele-Trend and Bright are included from August 1, 1995.

  Additionally, during 1995, the Company acquired three customer bases at a cost of $2,078,238. At December 31, 1995, accounts payable includes $525,000 due for the purchase of one of the customer bases. The Company may be required to make additional payments of up to $375,000, depending upon the future performance of one of the bases.



NOTE C - ACCOUNTING CHANGES

  Effective January 1, 1994, the Company changed its method of accounting for deferred commissions from the straight-line basis to the sum of the years digits method. Additionally, the Company changed their estimate of the period benefitted from two years to four years. Management believes that these changes more accurately match expense with the revenues generated by the customer base. The cumulative effect of the change in accounting method was to increase accumulated amortization at January 1, 1994 by approximately $123,000. The pro forma effect of the change in method on periods prior to 1994 is not material. The effect of both changes was to reduce the 1994 amortization expense and loss before cumulative effect of change in accounting by approximately $242,000 ($0.02 per common share).



NOTE D - FURNITURE, EQUIPMENT AND DATA PROCESSING SYSTEMS

  Furniture, equipment and data processing systems consist of the following:

                                                                 December 31,
                                                         ----------------------------
                                                             1994             1995
                                                         ----------      ------------
     Data processing systems                             $  862,674       $ 1,130,744
     Billing system software                                830,507                -
     Furniture and fixtures                                 294,937           231,113
     Other equipment                                        280,339           501,335
                                                         ----------       -----------
                                                          2,268,457         1,863,192
     Less accumulated depreciation                         (837,990)       (1,119,729)
                                                         ----------       -----------
                                                         $1,430,467       $   743,463
                                                         ==========       ===========



                     PHOENIX NETWORK, INC. AND SUBSIDIARIES

                        December 31, 1993, 1994 and 1995




NOTE D - FURNITURE, EQUIPMENT AND DATA PROCESSING SYSTEMS (continued)

  The loss on abandonment of assets in 1995 primarily relates to a write-off of software development costs. Management decided to minimize the risk of development and to have access to a new system on a more timely basis and, accordingly, has decided to license an existing billing system from a vendor. The Company expects to spend up to $3,000,000 to license the system and to acquire the necessary enhancements and hardware to operate it.



NOTE E - NOTES PAYABLE TO FINANCE COMPANY

  In September 1995, the Company renewed its Loan and Security Agreement (the "Agreement") with a finance company to make available to the Company a line of credit of up to $10,000,000. The Company may borrow up to the lesser of $10,000,000 or its borrowing base, which is defined as a percentage of its eligible receivables. The term of the Agreement is three years, expiring October 1998, with automatic renewal options. There are penalties for early termination by the Company. Borrowings bear interest at 1.75% over the "reference rate", as defined. In connection with the renewal, fees and transaction costs of $80,972 were incurred, which are being amortized on a straight-line basis over three years. The loan is collateralized by the Company's accounts receivable, equipment, general intangibles and other personal property assets. Among other provisions, the Company must maintain certain minimum financial covenants, is prohibited from paying dividends without the approval of the finance company, and is subject to limits on capital expenditures.

  At December 31, 1995, $10,428 was outstanding under the line and the interest rate was 10.25%. The Company has a letter of credit totalling $500,000 outstanding for the benefit of a vendor to secure payments under the contract terms. The amount of the letter of credit reduces the amount available on the line of credit.

  Average daily outstanding borrowing for the year ended December 31, 1995 was $1,426,014 at a weighted average interest rate of 11.52%. The highest month-end balance outstanding for the year ended December 31, 1995 was $3,119,733.

  The Company also assumed a $100,000 line of credit with a commercial bank in conjunction with the acquisition of Tele-Trend. The line of credit bears interest at a rate of the bank's prime rate plus 2.5%. Outstanding borrowings at December 31, 1995 were $31,040 and the interest rate was 11%. This line was paid off and expired in February 1996.

                     PHOENIX NETWORK, INC. AND SUBSIDIARIES

                        December 31, 1993, 1994 and 1995





NOTE F - LEASES

  The Company has operating leases for office space and equipment which expire on various dates through 2000, and which require that the Company pay certain maintenance, insurance and other operating expenses. Rent expense for the years ended December 31, 1993, 1994 and 1995, was $500,431, $750,308 and
  $872,096, respectively.

  Future minimum lease payments for years ending December 31, are as follows:

                   1996                               $1,074,185
                   1997                                  907,425
                   1998                                  602,040
                   1999                                  566,592
                   2000                                  190,735
                                                      ----------
                   Total                              $3,340,977
                                                      ==========




NOTE G - COMMITMENTS AND CONTINGENCIES

  The Company has contracts with its major vendors to provide telecommunications services to its customers. The agreements cover the pricing of the services and are for periods of three to four years. Among other provisions, the agreements contain minimum usage requirements which must be met to receive the contractual price and to avoid shortfall penalties. The Company is currently in compliance with the contractual requirements. Total future minimum usage commitments at December 31, 1995 are as follows:

                       Year ending
                       December 31,                      Commitment
                       ------------                     ------------
                          1996                          $44,100,000
                          1997                           26,100,000
                          1998                              900,000
                                                        -----------
                                 Total                  $71,100,000
                                                        ===========


                     PHOENIX NETWORK, INC. AND SUBSIDIARIES

                        December 31, 1993, 1994 and 1995




NOTE H - CAPITAL STOCK

  Preferred Stock

  The Company's certificate of incorporation authorizes it to issue up to 5,000,000 shares of $.001 par value preferred stock. At December 31, 1995, the Company's authorized preferred stock is allocated as follows:

                                             Authorized       Issued and
                                              Shares          Outstanding
                                           ------------       -----------
     Reserved shares:
       Series A                                 300,000          101,750
       Series B                                 200,000          126,250
       Series C                               1,000,000        1,000,000
       Series D                                 666,666          333,333
       Series F                               1,200,000        1,176,056
     Undesignated shares                      1,633,334               -
                                              ---------        ---------
     Total                                    5,000,000        2,737,389
                                              =========        =========


  In September 1990, the Company issued 155,500 shares of its Series A Preferred Stock ("Series A") at $10 per share. The shares are entitled to 9% cumulative dividends, voting rights and are convertible into common stock subject to certain anti-dilution provisions. In connection with the offering the Company also issued a warrant for 62,200 shares of common stock with an exercise price of $2.50 per share to an investment banking firm, controlled by an individual, who was subsequently elected to the Company's Board of Directors. The warrant expires in February 1997. Net proceeds to the Company, after offering costs of $116,054, were $1,438,987. During 1994, 16,000 shares of Series A were converted into 70,996 shares of common stock. During 1995, 3,000 shares of Series A were converted into 14,449 shares of common stock. At December 31, 1995, the outstanding Series A shares were convertible into 420,431 shares of common stock.

  In December 1991, the Company issued 95,000 shares of its Series B Preferred Stock ("Series B") at $10 per share. The shares are entitled to 9% cumulative dividends, voting rights and are convertible into shares of common stock subject to certain anti-dilution provisions. Net proceeds to the Company after offering costs of $46,209, were $903,790. In 1992 the Company completed the sale of an additional 60,500 shares of the Series B shares at $10 per share on the same terms. Net proceeds to the Company from the sales in January and February 1992 were $588,075, after offering costs of $16,925. In connection with the offering, the Company issued a warrant to an investment banking firm, controlled by one of the Company's directors, for 69,750 shares of common stock with an exercise price of $2.00 per share. The warrant expires in February 1997. Of the total offering costs, the investment banking firm, controlled by one of the Company's directors, received approximately $56,000. During 1995, 1,250 shares of Series B were converted into 9,749 shares of common stock. At December 31, 1995, the outstanding Series B shares are convertible into 841,709 shares of common stock.

                     PHOENIX NETWORK, INC. AND SUBSIDIARIES

                        December 31, 1993, 1994 and 1995




NOTE H - CAPITAL STOCK (continued)

  In November 1992, the Company issued 1,000,000 shares of its Series C Preferred Stock ("Series C") to one of its major vendors as collateral for amounts due the vendor for services provided. If the Company defaults on amounts owed the vendor, the vendor would have the right to convert its preferred shares into the number of common shares, on a two for one basis, that would have a market value equal to three times the vendor's most recent invoice to the Company less $1,500,000. The Series C has a 4% non-cumulative dividend preference over common stock; however, such dividends shall only be paid following payment of dividends on other previously issued series of preferred stock, and then only at the discretion of the Company's board of directors. The preferred has no voting rights. The Series C shares have been recorded at their par value of $1,000.

  In December 1992, the Company issued 666,666 shares of its Series D Preferred Stock at $1.50 per share. The shares are entitled to 6% non-cumulative dividends, when and if declared by the Board of Directors and only after payment of dividends on previously issued series of preferred stock. These shares are non-voting and are convertible into common stock subject to certain anti-dilution provisions. In connection with the offering, the Company issued a warrant to an investment banking firm, controlled by one of the Company's directors, for 22,000 shares of common stock with an exercise price of $1.50 per share. The warrant expires in December 1997. Net proceeds to the Company, after offering costs of $48,717 were $951,283. Approximately $45,000 of the offering costs were paid to an investment banking firm controlled by one of the Company's directors. In 1993, 333,333 Series D Preferred shares were converted into common shares on a one for one basis. At December 31, 1995, the outstanding Series D Preferred shares are convertible into 333,333 shares of common stock.

  In September 1994, the Company issued 55,893 shares of Series E Preferred Stock at $10 per share under an agreement to convert the note payable to stockholder, with a principle balance of $500,000 and accrued interest of $58,930. In connection with the issuance of the stock, the Company issued the stockholder a five year warrant for 100,000 shares of the Company's common stock which was canceled when the Series E shares were converted to Series F Preferred Stock (see below).

  During the period July 1995 through October 1995, the Company raised approximately $11,024,207, net of offering costs of $129,963, through a private placement of 1,115,417 shares of its Series F Preferred Stock at $10 per share. Additionally, the holder of the Company's Series E Preferred Stock exchanged their Series E shares, plus accumulated and unpaid dividends of $47,467, for 60,639 shares of Series F Preferred Stock. The Series F shares are entitled to 9% cumulative dividends, voting rights, demand registration rights for the underlying common shares after six months and are convertible initially into 4,704,224 shares of common stock, subject to anti-dilution provisions. The holders of the Series F also received warrants for the purchase of 470,422 shares of common stock with an exercise price of $3.00 per share which expire in October 2000. The Series F shareholders have the right to place two directors on the Company's board (the "Series F Directors") and the Company is subject to certain covenants requiring it to obtain the consent of the Series F Directors for certain transactions including mergers, acquisitions and incurring additional indebtedness in excess of $20,000,000. At December 31, 1995, the outstanding Series F Preferred shares are convertible into 4,704,224 shares of common stock.

                     PHOENIX NETWORK, INC. AND SUBSIDIARIES

                        December 31, 1993, 1994 and 1995




NOTE H - CAPITAL STOCK (continued)

  The common shares reserved for issuance upon the conversion of Series A, B, C and D Preferred Stock have been registered for resale with the Securities and Exchange Commission.

  At December 31, 1995, the Company had cumulative, unpaid dividends on Series A, B and F Preferred Stock of $259,922 ($2.55 per share), $322,508 ($2.55 per share) and $208,790 ($.18 per share), respectively.

  Common Stock

  In July 1993, the Company completed a private placement of 793,331 shares of its common stock for cash at $3.75 per share. Net proceeds to the Company after offering costs of $168,755 were $2,806,236. A five-year warrant to purchase 53,333 shares of the Company's common stock at $3.75 per share was issued to a third party in connection with the placement.

  In May 1995, the Company closed a private placement of its common stock which raised $727,519, net of offering costs of $119,481. The Company sold 385,000 units, at $2.20 per unit, in an off-shore financing pursuant to Regulation S under the Securities Act of 1933. A unit consists of one share of common stock and a five year warrant for one-half share of common stock. Two warrants can be exercised to purchase one share of common stock at $2.20 per share. In connection with the transaction, the placement agent was issued a five year warrant to purchase 38,500 units at $2.42 per unit. The Company closed another private placement of its common stock under Regulation S in September 1995. In this transaction, the Company sold 2,300,000 shares of common stock for $2.75 per share. Proceeds to the Company, net of offering costs of $735,055 were $5,589,945.

  Stock Options and Warrants

  In 1987, the Company granted certain directors stock options to purchase up to 900,000 shares of common stock at a price of $0.10 per share, expiring no earlier than ten (10) years from the grant date. At December 31, 1995, options for 500,000 shares remain outstanding.

  The Company's 1989 Stock Option Plan authorizes the grant of incentive stock options or supplemental stock options for up to 3,500,000 shares of common stock. The exercise price of each incentive stock option shall be not less than 100% of the fair market value of the stock on the date the option is granted. The exercise price of each supplemental stock option shall be not less than eighty-five percent (85%) of the fair market value of the stock on the date the option is granted.

  In November 1992, the Board of Directors approved the 1992 Non-Employee Directors' Stock Option Plan. Under the plan, 480,000 shares of common stock have been reserved for issuance to non-employee directors of the Company. Options are granted annually based upon length of service at fair market value at date of grant.

                     PHOENIX NETWORK, INC. AND SUBSIDIARIES

                        December 31, 1993, 1994 and 1995




NOTE H - CAPITAL STOCK (continued)

  Common shares under option are summarized below:

                                                                                Number              Price
                                                                              of shares           per share
                                                                              ----------      ---------------

     Outstanding at January 1, 1993                                            2,024,799      $0.10 to $3.12
     Exercised                                                                  (390,562)     $1.00 to $5.94
     Granted                                                                   2,144,564      $1.00 to $5.94
     Canceled                                                                 (1,433,429)     $1.00 to $5.94
                                                                               ---------

     Outstanding at December 31, 1993                                          2,345,372      $0.10 to $5.94
     Exercised                                                                  (400,983)     $1.00 to $5.63
     Granted                                                                   1,032,990      $2.50 to $6.38
     Canceled                                                                   (500,218)     $1.00 to $6.88
                                                                               ---------
     Outstanding at December 31, 1994                                          2,477,161      $0.10 to $6.88
     Exercised                                                                  (355,821)     $1.00 to $3.94
     Granted                                                                     813,900      $2.38 to $6.38
     Canceled                                                                   (101,317)     $1.00 to $6.88
                                                                               ---------
     Outstanding at December 31, 1995                                          2,833,923      $0.10 to $6.38
                                                                               =========
     Exercisable at December 31, 1994                                          1,151,093      $0.10 to $6.88
                                                                               =========
     Exercisable at December 31, 1995                                          1,737,069      $0.10 to $6.38
                                                                               =========

  Common shares subject to warrants are summarized below:
                                                                                 Number             Price
                                                                               of shares          per share
                                                                               ---------      ---------------

     Outstanding at January 1, 1993                                              453,950      $0.75 to $2.50
     Exercised                                                                  (300,000)     $0.75
     Granted                                                                     232,583      $3.25 to $7.00
                                                                               ---------
     Outstanding at December 31, 1993                                            386,533      $1.50 to $7.00
     Granted                                                                     125,000      $3.25
                                                                               ---------
     Outstanding at December 31, 1994                                            511,533      $1.50 to $7.00
     Exercised                                                                   (34,675)     $2.42
     Granted                                                                     720,672      $2.42 to $3.00
     Canceled                                                                   (100,000)     $3.25
                                                                               ---------
     Outstanding at December 31, 1995                                          1,097,530      $1.50 to $7.00
                                                                               =========


     All warrants are exercisable at grant.





                     PHOENIX NETWORK, INC. AND SUBSIDIARIES

                        December 31, 1993, 1994 and 1995





NOTE I - LOSS PER COMMON SHARE

  Loss per common share is based upon the weighted average number of common and dilutive common equivalent shares outstanding. Dividends paid or accrued but not declared on the preferred stock are deducted in computing loss per common share.



NOTE J - INCOME TAXES

  Effective January 1, 1993, the Company adopted Financial Accounting Standard No. 109 ("FAS 109"), Accounting for Income Taxes, which requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the current tax rates. Prior to the adoption of FAS 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. The effect of this new standard did not have a significant impact on the financial position or results of operations of the Company.

  As of December 31, 1995, the Company has available to offset future Federal taxable income, net operating loss carryforwards (NOL) of approximately $9,000,000 which expire in varying amounts from 2002 through 2009.

  The Company's effective income tax rate is different from the Federal statutory income tax rate because of the following factors:

                                                                Year ended December 31,
                                                         ------------------------------------
                                                           1993          1994          1995
                                                         --------      --------      --------
     Federal tax rate applied to
       loss before taxes                                   (34.0)%       (34.0)%      (34.0)%
     State tax rate applied to
       allowable carryforward losses                        (3.6)         (5.9)        (5.9)
     Valuation allowance of
       deferred taxes                                       37.6          39.9         39.9
                                                           -----         -----        -----
     Effective tax rate                                      - %           -  %         -  %
                                                           =====         =====        =====


                     PHOENIX NETWORK, INC. AND SUBSIDIARIES

                        December 31, 1993, 1994 and 1995




NOTE J - INCOME TAXES (continued)

  Deferred Federal and state tax assets and valuation allowance are as follows:

                                                                     Deferred Assets

                                                                   Year ended December 31,
                                                                -----------------------------
                                                                   1994               1995
                                                                -----------        ----------
  Current
     Allowance for bad debts                                   $   506,000        $   560,000

  Noncurrent
     Non-current assets                                            115,000            257,000
     Net operating loss carryforward                             2,800,000          3,445,000
                                                               -----------        -----------
                                                                 2,915,000          3,702,000
                                                               -----------        -----------
                                                                 3,421,000          4,262,000
     Valuation allowance                                        (3,421,000)        (4,262,000)
                                                               -----------        -----------
                                                               $        -         $         -
                                                               ===========        ===========

  The increase in the valuation allowance was approximately $2,776,000, $645,000 and $841,000 for the years ended December 31, 1993, 1994 and 1995, respectively.



NOTE K - TRANSACTION WITH BSN TELECOM COMPANY

  On September 29, 1992, the Company and BSN Telecom Company ("BSN") entered into an agreement (the "Agreement"), effective as of September 1, 1992, whereby BSN agreed to transfer its rights to its long distance telecommunications rebilling account base to the Company in exchange for 1,133,333 shares of the Company's common stock. Under the Agreement, BSN received certain demand registration rights with respect to the shares which were exercised in 1993 and gave the Board of Directors of Phoenix an irrevocable proxy to vote all of the shares at all meetings of Phoenix's stockholders. The proxy expired on November 30, 1993.

  In connection with the transaction with BSN, CONCORD Services, Inc. ("Concord"), an affiliate of BSN, and Proactive Partners, L.P., an affiliate of Phoenix, each purchased $500,000 of Series D Preferred Stock (see note H). Additionally, Concord agreed to provide services to Phoenix in negotiating future acquisitions and purchases of both switched and switchless long distance companies under an exclusive agency agreement which expired on December 31, 1993.

  The Company has recorded the issuance of the 1,133,333 shares in exchange for a customer base valued at $578,333 and other assets of $45,000.

                     PHOENIX NETWORK, INC. AND SUBSIDIARIES

                        December 31, 1993, 1994 and 1995





NOTE L - EMPLOYEE BENEFIT PLANS

  On June 1, 1993, the Company established a 401(k) tax savings plan for all employees. Employer and participant contributions to the plan become fully vested and nonforfeitable. The plan is a defined contribution plan covering all of its employees. Under this plan, employees with a minimum of one year of qualified service can elect to participate by contributing a minimum of 1 percent of their gross earnings up to a maximum of 20 percent.

  For those eligible plan participants, the Company will contribute an amount equal to 100 percent of each participant's personal contribution up to an annual maximum of $1,000. The Company's contributions to the 401(k) plan for the year ending December 31, 1993, 1994 and 1995 were approximately $14,000, $23,000 and $59,000 respectively.



NOTE M - SUBSEQUENT EVENTS

  In January 1996, the Company created a wholly-owned subsidiary, Phoenix Network Acquisition Corp. ("PAC"). Effective January 1, 1996, PAC entered into an agreement to purchase all of the outstanding stock of ACI for 2,800,000 shares of the Company's stock valued at $10,500,000, payment of $4,000,000 promissory note from ACI, which was assumed by PAC and a promissory note of approximately $1,300,000. See note N for pro forma information.

  As a result of the ACI acquisition, management has decided to relocate the Company's headquarters from San Francisco to Golden, Colorado. In connection with the relocation, the Company will incur one time personnel and moving costs estimated to be between $750,000 and $1,000,000.

                     PHOENIX NETWORK, INC. AND SUBSIDIARIES

                        December 31, 1993, 1994 and 1995




NOTE N - PRO FORMA INFORMATION

  Effective August 1, 1995, the Company acquired Tele-Trend, and effective January 1, 1996 acquired ACI. Assuming both of the acquisitions had occurred on January 1, 1995, the following is the pro forma unaudited condensed consolidated operations of the Company for the year ended December 31, 1995. The results are not necessarily indicative of the results of operations that might have occurred if the transactions had taken place at January 1, 1995, or of the Company's results of operations for any future period.

     Revenues                                                      $87,629,000
     Cost of revenues                                               61,500,000
                                                                   -----------
     Gross profit                                                   26,129,000
     Selling, general and administrative                            27,922,000
                                                                   -----------
     Loss from operations                                           (1,793,000)
     Other                                                            (916,000)
                                                                   -----------
     Net loss                                                       (2,709,000)
     Preferred dividends                                            (1,176,000)
                                                                   -----------
     Net loss attributable to common shares                        $(3,885,000)
                                                                   ===========
     Net loss per common share                                          $(0.25)
                                                                         =====

     Weighted average number of shares outstanding                  15,414,000
                                                                   ===========


  The pro forma unaudited condensed consolidated balance sheet assuming the ACI acquisition had taken place at December 31, 1995 is as follows:

     Assets
     ------
       Cash                                                        $ 4,006,000
       Receivables                                                  14,638,000
       Other current assets                                          1,261,000
                                                                   -----------
         Total current assets                                       19,905,000

       Goodwill                                                     19,374,000
       Other assets                                                 10,350,000
                                                                   -----------
                                                                   $49,629,000
                                                                   ===========

     Liabilities and Stockholders' Equity
     ------------------------------------
       Notes payable                                               $ 4,457,000
       Accounts payable and accrued liabilities                     15,247,000
                                                                   -----------
         Total current liabilities                                  19,704,000
       Equity                                                       29,925,000
                                                                   -----------
                                                                   $49,629,000
                                                                   ===========


                     PHOENIX NETWORK, INC. AND SUBSIDIARIES

                        December 31, 1993, 1994 and 1995




NOTE O - NEW PRONOUNCEMENTS

  o  Stock-Based Compensation

     The Company has not elected early adoption of Financial Accounting Standard No. 123 ("FAS 123"), Accounting for Stock-Based Compensation.
     FAS 123 becomes effective beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and will provide pro forma disclosures of net income and earnings per share as if the fair value method prescribed by FAS 123 had been applied in measuring compensation expense. For options granted to non-employees after December 15, 1995, the Company will be required to apply the fair value method prescribed by FAS 123. The Company has not determined the future effect of adopting FAS 123 on the consolidated financial position or operating results.

  o  Other Recent Pronouncements

     In 1995, Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, was issued and is effective for fiscal years commencing after December 15, 1995. The future adoption of FAS 121 is not expected to have a material effect on the Company's consolidated financial position or operating results.

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE




Board of Directors
Phoenix Network, Inc.


        In connection with our audit of the consolidated financial statements of Phoenix Network, Inc. and Subsidiaries referred to in our report dated March 28, 1996, which is included in the Company's annual report on Form 10-K, we have also audited Schedule II for the years ended December 31, 1993, 1994 and 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON LLP




San Francisco, California
March 28, 1996

                     PHOENIX NETWORK, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 Years ended December 31, 1993, 1994 and 1995




               Column A                  Column B        Column C           Column D              Column E
- --------------------------------------  ----------     ------------     ----------------       --------------

                                                        Additions
                                        Balance at      Charged to
                                        Beginning       Costs and                                Balance at
              Description               of Period        Expenses        Deductions (1)         End of Period
- -------------------------------------  -----------     ------------     ----------------        -------------

Allowance for doubtful accounts

  December 31, 1993                    $  903,044       $1,860,300         $1,850,473             $  912,871
  December 31, 1994                    $  912,871       $1,902,729         $1,651,514             $1,164,086
  December 31, 1995                    $1,164,086       $1,949,876         $1,826,209             $1,287,753




(1)  Write-offs of uncollectible accounts, net of recoveries.

                                EXHIBIT INDEX

Exhibit 11.1    Computation of earnings per share.

Exhibit 21.1    Subsidiaries of Phoenix Network, Inc.

Exhibit 23.1    Consent of Grant Thornton LLP.

Exhibit 27      Financial Data Schedule.