Form 10-K/A
period 1995-12-31
PHOENIX NETWORK INC
filed 1996-04-29
CIK 704862

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

(Mark One)

     X   Annual report pursuant to section 13 or 15(d) of the Securities
    ---  Exchange Act of 1934 for the fiscal year ended December 31, 1995

         Transition report pursuant to section 13 or 15(d) of the
    ---  Securities Exchange Act of 1934 for the transition period from to
         ---------------  ---------------

                           Commission File No. 0-17909

                              PHOENIX NETWORK, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              84-0881154
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

       550 CALIFORNIA STREET, 11TH FLOOR, SAN FRANCISCO, CALIFORNIA 94104
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (415) 399-3300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------
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

Yes   X    No
    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 26, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $38,621,885 (based on the closing sales price as reported on the American Stock Exchange).

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 17,399,037 at March 26, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS.

         The names of the directors and certain information about them are set forth below:

                  NAME                         AGE              DIRECTOR SINCE
         Thomas H. Bell(1)(3)                  48                    1985
         Robert R. Curtis                      49                    1992
         James W. Gallaway(2)                  56                    1988
         Wallace M. Hammond                    50                    1994
         Sidney Kahn                           59                    1994
         Merrill L. Magowan(2)(3)              57                    1990
         John David Singleton                  56                    1995
         Max E. Thornhill                      64                    1995
         Myron A. Wick III(1)                  52                    1992

- -------------------
(1)      Member of the Compensation Committee.

(2)      Member of the Audit Committee.

(3)      Member of the Nominating Committee.

THOMAS H. BELL

         Mr. Bell is the founder of the Company and has served as Chairman of the Board of Phoenix since the inception of Phoenix Telcom, Inc. in 1985 and served as Chief Executive Officer of the Company from 1985 to January 1992. Mr. Bell served as President of the Company from 1985 to September 1990. Mr. Bell is also an independent consultant in the telecommunications industry.

ROBERT R. CURTIS

         Mr. Curtis has served as a Director of the Company since May 1992 and was elected as Vice Chairman, effective January 1995. Mr. Curtis previously served as Chief Executive Officer of the Company between January 1992 and December 1994. He was a consultant to the Company from September through December of 1991. Mr. Curtis is the Chief Executive Officer of Robert Curtis & Co., Inc., a private investment and management advisory firm founded in 1985. Through that firm he has served as a General Partner in Primo's Espresso Americana, a specialty retail coffee business, from 1992 to the present, and served as Chief Executive Officer of WEA International, Inc., a worldwide educational and training and development business, from 1985 to 1990. Mr. Curtis was the Managing Partner of CCG International, Inc., a management consulting firm in Toronto, Canada from 1989 to 1991, when he sold his interest in that firm.

JAMES W. GALLAWAY

         Mr. Gallaway became a director of the Company in July 1988. He is a founder and former director of Centex Telemanagement, Inc. ("Centex"). He was a director of Centex from 1984 to 1988 and a Vice President from 1983 to 1986. Since 1980 he has been President of Gallaway Enterprises, Inc., a telecommunications company. From February 1988 through December 1994, he served as a director and Vice President of StellarNet, Inc., an information management company in the health care industry. Mr. Gallaway is a U.S. Marine Corps Reserve (Retired) Colonel.

WALLACE M. HAMMOND

         Mr. Hammond was hired as the Executive Vice President of the Company in February 1994. He was elected to the Company's Board of Directors and named President and Chief Operating Officer of the Company in May of 1994. Mr. Hammond was elected Chief Executive Officer in December 1994. From 1992 to 1993, he was President and Chief Executive Officer of ANSCO & Associates, a telephone engineering and plant construction company. From 1979 to 1992, he was with BellSouth Communication Systems, Inc., a nationwide division of BellSouth Corporation involved in the customer premises equipment after-market, where he was promoted to Vice President-Operations in 1989.

SIDNEY KAHN

         Mr. Kahn was elected to the Board of Directors in May of 1994. Mr. Kahn is a private investor and venture capitalist. Between 1966 and 1977 Mr. Kahn was a Managing Director of Lehman Brothers, an investment banking firm, and between 1978 and 1987 he was a senior officer of E.F. Hutton Company, an investment brokerage firm.

MERRILL L. MAGOWAN

         Mr. Magowan became a Director of the Company in September 1990. Since 1982, Mr. Magowan has been a principal of S F Associates, a California registered investment advisory firm (formerly known as Magowan Dirickson Investment Company). He is also currently a director of Nordeman Grimm (since
1975), an executive search consulting firm. From 1968 to 1986 he was a director of Safeway Stores, Inc.

JOHN DAVID SINGLETON

         Mr. Singleton has served as a director of the Company since October 1995. He was founding director of LDDS WorldCom, Inc. and served as director from 1983 to 1992. He serves on the board of Red Fox Environmental Services in Lafayette, LA. He was a founding director of US One where he is also still serving. Mr. Singleton worked in personal and small business financial planning for 25 years and currently manages a private portfolio.

MAX E. THORNHILL

         Mr. Thornhill, 63, has served as a director of the Company since October 1995. He was founding director of LDDS WorldCom, Inc. and served as a director from 1983 to September 1993. He was a founding director of US One where he is still serving. Mr. Thornhill is engaged in real estate development and oil and gas exploration and production.

MYRON A. WICK III

         Mr. Wick became a director of the Company in January 1992. Mr. Wick is currently a managing director and founder of McGettigan, Wick & Co., Inc., a merchant banking fund formed in 1988 and a general partner of the general partner of Proactive Partners, L.P., an investment partnership formed in 1991. Mr. Wick is a director of Childrens Discovery Centers, Inc., Digital Dictation, Inc., Modtech, Inc. and NDE Environmental, Inc., and Chairman of the Board of Directors of Sonics Research Corporation and Wray-Tech Instruments, Inc. From 1985 to 1988 Mr. Wick was Chief Operating Officer of California Biotechnology, Inc. (recently renamed Scios Nova Inc.), a biotechnology company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Offices, directors and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that one report covering an aggregate of two transactions was filed late by Mr. Kahn.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         No cash fees are paid to directors for serving on the Board. The members of the Board are, however, eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

         Each non-employee director of the Company also receives stock option grants under the 1992 Non- Employee Directors' Stock Option Plan (the "Directors' Plan"). Only non-employee directors of the Company or an affiliate of such directors (as defined in the Code) are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan are intended by the Company not to qualify as incentive stock options under the Code.

         Option grants under the Directors' Plan are non-discretionary. Each person who is elected or appointed on or after January 4, 1993 to be a non-employee director of the Company is automatically granted under the Directors' Plan an option to purchase 10,000 shares of Common Stock of the Company. On the first business day of each year, commencing on January 3, 1994, each non-employee director of the Company is automatically granted under the Directors' Plan an option to purchase shares of Common Stock (rounded to the nearest 100 shares) of the Company equal to the Proration Factor (as hereinafter defined) multiplied by the sum of (i) 10,000 shares of Common Stock of the Company and (ii) 2,500 shares of Common Stock of the Company multiplied by the number of full years such non-employee director has served in such capacity. The "Proration Factor" equals a fraction the numerator of which is the number of calendar days during the preceding year on which such person served as a non-employee director and the denominator of which is 365. No other options may be granted at any time under the Directors' Plan. The exercise price of options granted under the Directors' Plan is equal to the fair market value of the Common Stock subject to the option on the date of the option grant. Options granted under the Directors' Plan vest at the rate of one-sixteenth per quarter for sixteen quarters following the date of the grant. The term of options granted under the Directors' Plan is ten years.

COMPENSATION OF EXECUTIVE OFFICERS

         SUMMARY OF COMPENSATION

         The following table shows for the fiscal years ending December 31, 1995, 1994 and 1993, compensation awarded or paid to, or earned by the Company's Chief Executive Officer and each other officers at December 31, 1995 who received total annual salary and bonus in excess of $100,000 for the year ended December 31, 1995 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                     Long Term
                                                                    Compensation
                                                                    ------------

                                           Annual compensation         Awards
                                          ---------------------      ----------

                                                                     Securities
                                                                     Underlying          All Other
    Name and Principal                     Salary(1)     Bonus       Options/(2)      Compensation(4)
         Position               Year          ($)         ($)          SARs (#)             ($)
- -------------------------       ----      ----------     ------      -----------      ---------------
Mr. Wallace M. Hammond(3)       1995        203,511      67,451       300,000              2,320
President and Chief             1994        127,885                   300,000(2)


Executive Officer

Mr. Jeffrey L. Bailey           1995        129,219      15,193        50,000              2,320
Senior Vice President and       1994        120,573                                          500
Chief Financial Officer         1993        109,838                   145,000(2)             700




Mr. Paul C. Cissel(3)           1995        125,001                    25,000             20,438
Vice President of Sales and     1994         28,646                   150,000
Marketing

Mr. J. Rex Bell                 1995        117,657      15,193        50,000              2,320
Senior Vice President           1994        109,585
of Operations                   1993         99,159                   104,000(2)

- --------------------

(1) Includes amounts earned but deferred at the election of the executives. As permitted by Commission rules, no amounts are shown for 1993 or 1994 or with respect to 1995 for certain perquisites, where such amounts do not exceed the lesser of 10% of bonus plus salary or $50,000.

(2) Repriced options treated as new grants. The Company has no stock appreciation rights (SARs).

(3) Mr. Hammond and Mr. Cissel were not employed by the Company before 1994, thus only 1995 and 1994 compensation is disclosed. The amounts disclosed include compensation commencing in February 1994 for Mr. Hammond, when he joined the Company as Executive Vice President, and include compensation commencing in November 1994 for Mr. Cissel, when he joined the Company as Vice President of Sales and Marketing. Mr. Hammond was elected President and Chief Operating Officer of the Company in May 1994 and Chief Executive Officer in December 1994.

(4) In each case, All Other Compensation includes $500 in matching Section 401(k) plan contributions made by the Company in 1994 and $1,000 in 1995. The balance of the amount reported for each officer except Mr. Cissel represents a reimbursement of parking expenses. The balance of the amount reported for Mr. Cissel represents commission payments of $19,218 and reimbursement of parking expenses of $220.

         EMPLOYMENT AGREEMENTS

         Effective January 1, 1995, the Company and Mr. Hammond entered into an employment agreement with a term beginning January 1, 1995 and ending December 31, 1997 which provides for a salary of at least $200,000 for 1995, $225,000 for 1996 and $250,000 for 1997. The agreement further provides for an option grant of 200,000 shares of the Company's Common Stock vesting at the rate of 12,500 shares per calendar quarter and a bonus, payable quarterly, equal to 2% of the Company's pre-tax profits. Under terms of the employment agreement, should an acquisition of the Company or similar corporate event and the termination of Mr. Hammond's employment with the Company occur, any unvested shares of stock subject to options held by Mr. Hammond will immediately vest. In the event Mr. Hammond is terminated without cause, the Company has agreed he is to receive a severance amount equal to 12 months' salary. In the event of an acquisition of the Company or similar event, the Company has agreed to pay Mr. Hammond a severance amount equal to 24 months salary. In either a termination of Mr. Hammond's employment without cause or the termination of his employment in the event of the acquisition of the Company or a similar corporate event, the Company has agreed to pay Mr. Hammond's reasonable relocation expenses, not to exceed $20,000.

         Effective January 1, 1995, the Company and Mr. Bailey entered into an employment agreement for the 1995 calendar year providing for an annual salary at least $127,200, the immediate vesting, in the event of an acquisition of the Company or similar corporate event resulting in the termination by the Company of Mr. Bailey's employment, of all unvested shares of the Company's stock subject to options held by Mr. Bailey, and a severance payment of $127,200 in the event Mr. Bailey's employment is terminated as a result of an acquisition of the Company or similar corporate event. The Company has also agreed to pay on a quarterly basis a bonus equal to 1% of the Company's pre-tax profit for that quarter. In the event Mr. Bailey's employment is terminated without cause, the Company has agreed to pay the greater of one-half the annual salary or the balance of the annual salary due under the employment agreement.

         Effective January 1, 1995, the Company and Mr. Rex Bell entered into an employment agreement for the 1995 calendar year providing for an annual salary at least $116,600, the immediate vesting, in the event of an acquisition of the Company or similar corporate event resulting in the termination by the Company of Mr. Rex Bell's employment, of all unvested shares of the Company's stock subject to options held by Mr. Rex Bell, and a severance payment of $116,600 in the event Mr. Rex Bell's employment is terminated as a result of an acquisition of the Company or similar corporate event. The Company has also agreed to pay on a quarterly basis a bonus equal to 1% of the Company's pre-tax profit for that quarter. In the event Mr. Rex Bell's employment is terminated without cause, the Company has agreed to pay the greater of one-half the annual salary or the balance of the annual salary due under the employment agreement.

         Effective October 10, 1994, the Company and Mr. Cissel entered into an employment agreement with a term ending October 9, 1995. Under the employment agreement, Mr. Cissel is to be paid a salary at an annual rate of $125,000 and a monthly bonus equal to 1% of new customer billings. Mr. Cissel also received an option to purchase 150,000 shares of the Company Common Stock, which shares vest at the rate of 9,375 shares per quarter, subject to immediate vesting upon an acquisition of the Company or similar corporate event resulting in the termination of Mr. Cissel's employment. The Company has agreed to reimburse up to $20,000 of rental expenses incurred by Mr. Cissel prior to his establishing a permanent residence in San Francisco, California. Should Mr. Cissel's employment with the Company be terminated without cause during the term of the employment agreement, the Company has agreed to pay him the greater of one-quarter of the annual salary due under the employment agreement or the balance of the salary due had employment continued for the term of the employment agreement.

         STOCK OPTION GRANTS AND EXERCISES

         The Company grants options to its executive officers under its 1989 Stock Option Plan (the "1989 Plan"). As of April 1, 1996, options to purchase a total of 2,079,423 shares had been granted and were outstanding under the Plan and no shares remained available for grant thereunder.

         The following tables show for the fiscal year ended December 31, 1995, certain information regarding options granted to, exercised by, and held at year end by the Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                         Individual Grants                                        Potential
                      -------------------------                               Realizable Value at
                                     Percentage                                Assumed Annual
                      Number of       of Total                               Rates of Stock Price
                      Securities      Options                                  Appreciation
                      Underlying     Granted to     Exercise                  for Option Term(2)
                       Options        Employees     or Base      Expira-     --------------------
                       granted        in Fiscal      price        tion
Name                     (#)           1995(1)       ($/Sh)       Date       5% ($)       10% ($)
- -----------------     ----------     ----------     --------     -------     -------      -------
Wallace M.             200,000          27.9         2.375       3/23/99     105,252      227,402
Hammond                100,000          13.9         3.125       3/23/99      60,110      128,394

Jeffrey L. Bailey       25,000           3.5         2.375       3/23/99      13,156       28,425
                        25,000           3.5         3.125       3/23/99      15,027       32,098

Paul C. Cissel          25,000           3.5         3.125       3/23/99      15,027       32,098

J. Rex Bell             25,000           3.5         2.375       3/23/99      13,156       28,425
                        25,000           3.5         3.125       3/23/99      15,027       32,098

- --------------------

(1) Based on options to purchase 717,400 shares of the Company's Common Stock granted in 1995.

(2) The potential realizable value is based on the term of the option at its time of grant (4.1 years for the option for 200,000 shares granted to Mr. Hammond and for the initial options for 25,000 shares granted to Mr. Bailey and Mr. Bell and 3.6 years for the option for 100,000 shares granted to Mr. Hammond and for the second options for 25,000 shares granted to Mr. Bailey, Mr. Cissel, Mr. Cissel and Mr. Bell). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

               AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1995 AND
                   VALUE OF OPTIONS AT END OF FISCAL YEAR 1995

                                                   Number of
                                                   Securities             Value of
                                                   Underlying            Unexercised
                                                   Unexercised          In-the-money
                                                  Options/SARs          Options/SARs
                        Shares                     at End of              at End of
                       Acquired       Value      Fiscal 1995 (#)      Fiscal 1995 ($)(2)
                      on Exercise    Realized     Exercisable/           Exercisable/
Name                     (#)          ($)(1)      Unexercisable          Unexercisable
- -----------------     -----------    --------    ---------------      ------------------
Jeffrey L. Bailey         -             -         129,693/45,307        330,682/41,193

J. Rex Bell               -             -          94,123/44,877        237,310/40,065

Wallace M.                -             -        175,000/425,000        197,656/439,844
Hammond

Paul C. Cissell           -             -         48,437/126,563           3,711/18,164

- -----------------------------

(1) Value realized is based on the fair market value of the Company's Common Stock on the date of exercise minus the exercise price and does not necessarily indicate that the optionee sold such stock.

(2) Fair market value of the Company's Common Stock at December 31, 1995 ($2.625) minus the exercise price of the options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of the Company's Common Stock and voting Preferred Stock as of March 31, 19961 by: (i) each director and nominee for director; (ii) each executive officer named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                                                       Beneficial Ownership(2)
                                                                                     ----------------------------
                                                                                     Number of         Percent of
    Beneficial Owner                              Address                             Shares             Total
    ----------------                              -------                            ---------         ----------
Thomas H. Bell(3),(4)                       550 California Street                    3,301,456           13.7%
                                            11th Floor
                                            San Francisco, CA  94104

Bell Non-Exempt Marital Trust               550 California Street                    1,394,335            5.9%
                                            11th Floor
                                            San Francisco, CA  94104

Judy Van Essen                              c/o 550 California Street                2,800,000           11.9%
                                            11th Floor
                                            San Francisco, CA  94104

                                                                                        BENEFICIAL OWNERSHIP(2)
                                                                                     ----------------------------
                                                                                     NUMBER OF         PERCENT OF
BENEFICIAL OWNER                            ADDRESS                                   SHARES              TOTAL
Jon D. Gruber(5),(6),(7)                    50 Osgood Place                          2,214,089            9.3%
                                            San Francisco, CA 94133

J. Patterson McBaine5,6,8                   50 Osgood Place                          2,191,193            9.2%
                                            San Francisco, CA 94133

Gruber & McBaine
  Capital Management(5),(6)                 50 Osgood Place                          2,172,061            9.1%
                                            San Francisco, CA 94133

Myron A. Wick III3,5,9,10                   550 California Street                    1,915,268            8.0%
                                            11th Floor
                                            San Francisco, CA 94104

Charles C. McGettigan(3),(5),(9)            50 Osgood Place                          1,822,859            7.6%
                                            San Francisco, CA 94133

Max E. Thornhill(3)                                                                  1,756,088            7.4%

Sidney Kahn(3)                                                                         111,938            0.5%

James W. Gallaway(3)                                                                   458,425            1.9%

Proactive Investment                        50 Osgood Place
  Managers(5)                               San Francisco, CA 94133                  1,582,929            6.7%

Robert R. Curtis3,11                                                                   460,188            1.9%

Jeffrey L. Bailey(3)                                                                   137,498            0.6%

Merrill L. Magowan(3),(12)                                                             120,445            0.5%

Wallace M. Hammond(3)                                                                  266,000            1.1%

John David Singleton(3)                                                                172,506            0.7%

J. Rex Bell(3)                                                                         101,498            0.4%

Paul C. Cissel(3)                                                                       72,112            0.3%

Jon R. Beizer(3)                                                                        24,750            0.1%

All executive officers
and directors as a
group(13) (12 persons)                                                               8,898,170           34.4%

- ------------------------

(1) In addition to 17,339,037 shares of Common Stock, at March 31, 1996 the Company has 2,727,389 shares of Preferred Stock outstanding, of which 101,750 are shares of Series A Preferred Stock, 116,250 are shares of Series B Preferred Stock, 1,000,000 are shares of Series C Preferred Stock, 333,333 are shares of Series D Preferred Stock and 1,176,056 are shares of Series F Preferred Stock. The Series C Preferred Stock is nonvoting, except as required by law. The Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series F Preferred Stock vote together with the Common Stock as a single class on an as-if-converted to Common Stock basis, except as required by law, the Company's Amended and Restated Certificate of Incorporation or the Company's Certificates of Designation of Preferences of Series B, Series C, Series D and Series F Preferred Stock.

(2) This table is based upon information supplied by executive officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "Commission"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(3) Includes shares of Common Stock which certain executive officers, directors and principal stockholders of the Company have the right to acquire within 60 days after the date of this table pursuant to outstanding options and warrants as follows: Thomas H. Bell, 545,000 shares; Myron A. Wick III, 67,750 shares; Charles C. McGettigan, 24,000 shares; James W. Gallaway, 87,875 shares; Robert R. Curtis, 426,959 shares; Jeffrey L. Bailey, 137,498 shares; Merrill L. Magowan, 79,125 shares; Wallace M. Hammond, 250,000 shares; Paul C. Cissel, 70,312 shares; Sidney Kahn, 9,438 shares; J. Rex Bell, 101,498 shares; Jon R. Beizer, 24,750 shares; John David Singleton, 2,088 shares and Max Thornhill, 2,088 shares.

(4) Includes 1,394,335 shares of Common Stock beneficially held in the name of the Bell Non-Exempt Marital Trust of which Thomas H. Bell is a trustee.

(5) Includes 1,582,930 shares of Common Stock which the following entities either own or have the right to acquire within 60 days after the date of this table upon conversion of preferred stock or exercise of warrants held as follows: 1,510,657 shares held by Proactive Partners, a California limited partnership ("PP"), the General Partner of which is Proactive Investment Managers, L.P., a California limited partnership ("PIM"), of which Messrs. Gruber, McBaine, McGettigan and Wick are general partners; and 72,273 shares held by Fremont Proactive Partners, L.P., a California limited partnership ("FPP"), of which PIM is also the general partner.

(6) Includes 589,132 shares of Common Stock which the following entities either own or have the right to acquire within 60 days after the date of this table upon conversion of preferred stock, held as follows:
         30,500 shares held by Gruber & McBaine Capital Management, a California corporation ("GMCM"), of which Messrs. Gruber and McBaine are the sole directors; 548,632 held by Lagunitas Partners L.P., a California limited partnership, of which Messrs. Gruber and McBaine and GMCM are general partners; 5,000 shares held by GMJ Investments, L.P., a California limited partnership, of which Messrs. Gruber and McBaine and GMCM are general partners; and 5,000 shares held by Lagunitas International, a Cayman Islands Limited Partnership, of which GMCM is a general partner.

(7) Includes 16,528 shares of Common Stock which Mr. Gruber has the right to acquire within 60 days after the date of this table upon conversion of preferred stock.

(8) Includes 4,132 shares of Common Stock which Mr. McBaine has the right to acquire within 60 days after the date of this table upon conversion of preferred stock.

(9) Includes 153,950 shares of Common Stock which could be acquired within 60 days of this table upon exercise of warrants held by McGettigan, Wick & Co., Inc., a merchant banking fund of which Messrs. McGettigan and Wick are Managing Directors, and 61,980 shares which could be acquired within

         60 days of this table upon conversion of preferred stock held by McGettigan, Wick Investments, a partnership of which Messrs. McGettigan and Wick are general partners.

(10) Includes 20,660 shares of Common Stock which Mr. Wick has the right to acquire within 60 days after the date of this table upon conversion of preferred stock held by the Myron A. Wick III Trust for which Mr. Wick is the trustee.

(11) Includes 20,729 shares of Common Stock which Mr. Curtis has the right to acquire within 60 days after the date of this table upon conversion of preferred stock and 5,000 shares held by Mr. Curtis for the benefit of his minor children.

(12) Includes 41,320 shares of Common Stock which Mr. Magowan has the right to acquire within 60 days after the date of this table upon conversion of preferred stock.

(13) Includes 4,939,032 shares of Common Stock which such persons have the right to acquire within 60 days after the date of this table upon conversion of preferred stock and pursuant to outstanding options and warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEMNIFICATION AGREEMENTS

         The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company's bylaws.

CHANGE OF CONTROL SEVERANCE PLAN

         The Board of Directors has adopted a plan which is intended to provide eligible employees with severance benefits in the event of the sale of the Company or any similar corporate event which results in the employee's involuntary termination of employment with the Company within a year after the sale of the Company or similar corporate event. The amount of the severance benefit is determined by the employee's position, title and level of compensation, and generally will not exceed 4-6 months of compensation at the rates in effect at the time of termination. Under the plan, stock options held by terminated employees will accelerate and become fully vested and exercisable as of the employee's termination. The plan does not cover temporary employees or employees who have negotiated individual severance agreements with the Company.

CBS AGREEMENT

         On October 31, 1994, the Company entered into a letter agreement with Communication and Business Solutions, Inc. ("CBS") and Paul C. Cissel in which the parties agreed that the Company would purchase certain assets of CBS associated with its customer base in exchange for payment of $330,000 in 12 equal monthly installments beginning in December of 1994. Under the letter agreement, the purchase price is subject to adjustment based on the performance of the purchased customer base.

AGREEMENT WITH MR. CURTIS

         Effective November 7, 1994 the Company and Mr. Curtis, the Chief Executive Officer and a director of the Company, entered into a consulting agreement under which Mr. Curtis would resign as Chief Executive Officer of the Company, effective January 1, 1995, in order to provide consulting service to the Company during 1995. In exchange for such services, the Company has agreed to pay Mr. Curtis twelve equal monthly payments of $15,000 each, to pay accrued vacation and medical leave benefits (without regard for usual limitations), to reimburse Mr. Curtis for legal costs reasonably incurred negotiating his change in status with the Company, and to fully vest any options on Company stock held at December 31, 1994.

OFFSHORE FINANCINGS

         In April 1995, the Company sold 385,000 units at $2.20 per unit for $847,000 in an offshore transaction pursuant to Regulation S of the Securities Act of 1933, as amended. Each unit was comprised of one share of the Company's Common Stock and a Warrant, exercisable until April 18, 2000, which when combined with another Warrant, entitles the holder to purchase a share of Common Stock for $2.20. Co-placement agents for the financing were Oakes Fitzwilliams & Co. Limited and McGettigan, Wick & Co., Inc. Mr. Wick is a principal of McGettigan, Wick & Co., Inc., a director of the Company and the beneficial owner of more than 5% of the Company's Common Stock. The co-placement agents received a cash fee for their services in the financing equal to 10% of the proceeds of the financing and a five-year warrant for 35,000 units at $2.64 per unit.

PREFERRED STOCK FINANCINGS

         In September 1994, the Company issued 55,893 shares of Series E Preferred Stock at $10.00 per share under an agreement with Proactive Partners, L.P. ("Proactive") to convert a note payable to Proactive with a principle balance of $500,000 and accrued interest of $58,930. Proactive and its affiliates are beneficial owners of greater than 5% of the Company's Common Stock. Mr. Wick, a director of the Company, is a general partner of Proactive Investment Managers, L.P., the general partner of Proactive. In connection with the issuance of the Series F Preferred Stock, the Company issued Proactive a five year warrant for 100,000 shares of the Company's Common Stock which was canceled when the outstanding shares of Series E Stock were converted to Series F Preferred Stock (see below).

During the period July 1995 through October 1995, the Company raised approximately $11,024,207, net of offering costs of $129,963, through a private placement of 1,115,417 shares of its Series F Preferred Stock at a purchase price of $10.00 per share. Additionally, the holder of the Company's Series E Preferred Stock exchanged its shares of Series E Preferred Stock, plus accumulated and unpaid dividends of $47,467, for 60,639 shares of Series F Preferred Stock. The Series E Preferred Stock was held by Proactive, a beneficial owner of greater than 5% of the Company's Common Stock. In addition to the conversion of the outstanding Series E Preferred Stock into Series F Preferred Stock, Proactive, Lagunitas Partners, L.P. ("Lagunitas") and Fremont Proactive Partners, L.P. ("Fremont") also purchased 65,817, 30,377 and 5,062 shares of Series F Preferred Stock, respectively. Proactive, Lagunitas and Fremont and their affiliates are beneficial owners of greater than 5% of the Company's Common Stock. Mr. Wick, a director of the Company is a general partner of Proactive Investment Managers, L.P., the general partner of Proactive, Lagunitas and Fremont. The Series F shares are entitled to 9% cumulative dividends, voting rights, demand registration rights for the underlying common shares after six months and are convertible initially into 4,704,224 shares of Common Stock, subject to anti-dilution provisions. The holders of the Series F Preferred Stock also received warrants for the purchase of 470,422 shares of Common Stock with an exercise price of $3.00 per share which expire in October 2000. The Series F Preferred stockholders have the right to place two directors on the Company's Board of Directors (the "Series F Directors") and the Company is subject to certain covenants requiring it to obtain the consent of the Series F Directors for certain transactions including mergers, acquisitions and incurring additional indebtedness in excess of $20,000,000. Currently, the Series F Directors are Messrs. Singleton and Thornhill who are 0.73% and 7.41% beneficial owners of the Company's Common Stock and who acquired their interests in the Company as a result of the Series F Preferred Stock financing. As of April 15, 1996, the outstanding shares of Series F Preferred Stock are convertible into 4,704,224 shares of Common Stock.

ISSUANCE OF WARRANT

         In August 1995, in exchange for services rendered in connection with the Series F Preferred Stock financing, the Company issued McGettigan, Wick & Co., Inc. a warrant for 62,200 shares of the Company's Common Stock exercisable until February 15, 1997 at a per share price of $2.50, payable in cash or the cancellation of Company indebtedness. McGettigan, Wick & Co., Inc. is a merchant banking fund whose Managing Directors, Messrs. McGettigan and Wick, and their affiliates, are greater than 5% stockholders in the Company. Mr. Wick is a director of the Company.

ACQUISITION OF AUTOMATED COMMUNICATIONS, INC.

         In January 1996, the Company acquired from Ms. Judy Van Essen all of the outstanding shares of Automated Communications, Inc., a Golden, Colorado facilities-based reseller of long distance service. Consideration for the transaction was in the form of $4,000,000 in cash, 2,800,000 shares of the Company's Common Stock valued at $10,500,000 and the issuance of a long-term note in the amount of $1,300,000. As a result of the transaction and her acquisition of 2,800,000 shares of the Company's Common Stock, Ms. Van Essen became an 11.88% stockholder in the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX NETWORK, INC.

By:  /s/ Wallace M. Hammond                               Date:  April 26, 1996
   -----------------------------------------
     Wallace M. Hammond
     President and Chief Executive Officer
     (Principal Executive Officer)

By:  /s/ Jeffrey L. Bailey                                Date:  April 26, 1996
   -----------------------------------------
     Jeffrey L. Bailey
     Senior Vice President
     Chief Financial Officer
     (Principal Financial
     and Accounting Officer)