Form 10-Q
period 1996-03-31
PHOENIX NETWORK INC
filed 1996-05-15
CIK 704862

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

    X Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Transition period from ___________ to ____________

                          COMMISSION FILE NO. 0-17909

                             PHOENIX NETWORK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       84-0881154
- -------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

       550 California Street, 11th Floor, San Francisco, California 94104
       ------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

                       (1) YES  X       (2) NO
                               ---          ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Shares outstanding at
          Class                                              May 1, 1996
- -----------------------------                           ---------------------
Common Stock, $.001 par value                                17,344,873


                             PHOENIX NETWORK, INC.

                                   I N D E X

                                                         Page No.
                                                         --------
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


         Condensed Consolidated
         Balance Sheets                                       3

         Condensed Consolidated
         Statements of Operations                             5

         Condensed Consolidated
         Statements of Cash Flow                              6

         Notes to Condensed Consolidated
         Financial Statements                                 7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                        8

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                    10

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             PHOENIX NETWORK, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  December 31, 1995       March 31, 1996
                                                                  -----------------       --------------
Current assets:
  Cash and cash equivalents ($225,356
    restricted at December 31, 1995 and
    March 31, 1996)                                                   $  8,004,511          $  2,262,132
  Accounts receivable, net of
    allowance for doubtful accounts
    of $1,287,753 at December 31, 1995
    and $1,414,568 at March 31, 1996                                    11,763,520            16,596,873

  Deferred commissions                                                   1,522,738             1,507,918

  Other current assets                                                     304,920               605,872
                                                                       -----------           -----------

  Total current assets                                                  21,595,689            20,972,795

  Furniture, equipment and data processing
    systems, at cost less accumulated
    depreciation                                                           743,463             2,913,808

  Deferred commissions                                                   1,454,483             1,220,901

  Customer acquisition costs,
    less accumulated amortization                                        2,447,619             4,278,864

  Goodwill, less accumulated amortization                                3,903,109            18,986,201

  Other assets                                                             223,520               977,126
                                                                       -----------           -----------
                                                                       $30,367,883           $49,349,695
                                                                       ===========           ===========

The accompanying notes are an integral part of these statements.

                             PHOENIX NETWORK, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               December 31, 1995        March 31, 1996
                                                                               -----------------        --------------
Current liabilities:
  Note payable to finance company                                                $    41,468             $    10,768
  Note payable to stockholder                                                             --                 131,406
  Note payable to vendor                                                                  --               3,013,125
  Accounts payable and accrued liabilities                                        10,901,725              16,383,247
                                                                                 -----------             -----------
Total current liabilities                                                         10,943,193              19,538,546

Note payable to stockholder - long term                                                   --               1,182,650

Stockholders' equity:
  Preferred stock, $.001 par value;
    authorized, 5,000,000 shares;
    issued and outstanding, 2,737,389 shares
    at December 31, 1995 and 2,727,389
    shares at March 31, 1996                                                           2,737                   2,727
  Common stock, $.001 par value
    authorized, 20,000,000 shares;
    issued and outstanding, 14,459,658 share
    at December 31, 1995 and 17,344,873
    shares at March 31, 1996                                                          14,460                  17,345
  Additional paid-in capital                                                      28,443,144              38,967,204
  Treasury stock - 1,300
    shares at cost                                                                    (2,522)                 (2,522)
  Accumulated deficit
    from May 1, 1989                                                              (9,033,129)            (10,356,255)
                                                                                 -----------             -----------

Total stockholders' equity                                                        19,424,690              28,628,499
                                                                                 -----------             -----------

                                                                                 $30,367,883             $49,349,695
                                                                                 ===========             ===========

The accompanying notes are an integral part of these statements.

                             PHOENIX NETWORK, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE MONTHS ENDED MARCH 31,

                                                                                   1995              1996
                                                                                   ----              ----
Revenues                                                                        $14,194,221       $ 23,071,710
Cost of revenues                                                                  9,708,228         16,616,602
                                                                                 ----------         ----------

Gross profit                                                                      4,485,993          6,455,108

Selling, general & administrative expenses                                        4,123,799          6,631,122
Depreciation and amortization                                                       145,212          1,083,973
                                                                                 ----------         ----------
                                                                                  4,269,011          7,715,095
                                                                                 ----------         ----------

Income (loss) from operations                                                       216,982         (1,259,987)

Interest expense - net                                                              (88,979)           (37,467)
                                                                                 ----------         ----------

Net income (loss)                                                                   128,003         (1,297,454)

Preferred stock dividends                                                           (63,190)          (312,803)
                                                                                 ----------         ----------

Net income (loss) attributable to common shares                                     $64,813        $(1,610,257)
                                                                                 ==========         ==========

Net income (loss) per common share                                                    $0.01             $(0.09)
                                                                                 ==========         ==========

Weighted average number of shares outstanding                                    12,545,702         17,342,928
                                                                                 ==========         ==========

The accompanying notes are an integral part of these statements.

                             PHOENIX NETWORK, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         THREE MONTHS ENDED MARCH 31,


                                                                                     1995               1996
                                                                                     ----               ----
Cash flows from operating activities:
  Cash received from customers                                                      $13,359,391         $21,112,470
  Interest received                                                                       2,371              12,603
  Cash paid to suppliers and employees                                              (12,930,328)        (22,311,331)
  Interest paid                                                                         (91,350)             50,070
                                                                                    -----------         -----------

  Net cash provided by (used in) operating activities                                   340,084         (1,236,328)

Cash flows from investing activities:
  Purchases of furniture and equipment                                                 (132,511)          (161,852)
  Purchase of other assets                                                                   --           (229,669)
  Business acquisitions, net of cash acquired                                                --         (4,085,093)
                                                                                    -----------         -----------

Net cash used in investing activities                                                  (132,511)        (4,476,614)

Cash flows from financing activities:
  Proceeds from note payable to finance company                                           6,523            (30,700)
  Proceeds from exercise of common stock options                                         60,275              1,263
                                                                                    -----------         -----------

Net cash provided by (used in) financing activities                                      66,798            (29,437)
                                                                                    -----------         -----------

Net increase (decrease) in cash                                                         274,371         (5,742,379)
Cash at beginning of period                                                           1,209,999          8,004,511
                                                                                    -----------         -----------
Cash at end of period                                                               $ 1,484,370         $2,262,132
                                                                                    ===========         ===========

Reconciliation of net income (loss) to net cash
  provided by (used in) operating activities:
  Net income (loss)                                                                 $   128,003        $(1,297,454)
  Adjustments
    Provision for doubtful accounts                                                     320,729            512,898
    Depreciation and amortization                                                       145,212          1,083,973
    Changes in assets and liabilities
      Accounts receivable                                                              (834,820)        (2,472,138)
      Deferred commissions                                                               63,281            248,402
      Other assets                                                                     (106,271)          (359,872)
      Accounts payable and accrued expenses                                             623,950          1,047,863
                                                                                    -----------        -----------
  Net cash provided by (used in) operating activities                               $   340,084        $(1,236,328)
                                                                                    ===========        ===========
Schedule of noncash financing activity
Noncash components of consideration issued in
  connection with business combination:
    Common stock                                                                   $         --        $10,500,000
    Note payable to stockholder                                                              --          1,314,056
    Assumption of net liabilities                                                            --          1,606,976
Conversion of preferred stock into common stock                                           7,221             25,672

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-K for year ended December 31, 1995.

NOTE B - In January 1996, the Company acquired Automated Communications, Inc. ("ACI"), a Golden, Colorado facilities-based long distance phone service carrier operating state-of-the-art switching centers in Colorado Springs, Minneapolis and Phoenix. Consideration for the acquisition was in the form of $4,086,693 in cash, 2,800,000 shares of the company's common stock valued at $10,500,000, a long term note of $1,314,056 bearing interest at 9%, and the assumption of net liabilities of $1,606,976. The Company's consolidated results of operations for the first quarter include those of ACI from January 1, 1996, the effective date of the purchase transaction. The excess of the purchase price over the fair market value of the assets and liabilities acquired has been allocated to customer acquisition costs, ($1,950,000) and to goodwill ($15,557,725). Customer acquisition costs are amortized over 4 years using the sum-of-the-years-digits method and goodwill is amortized on a straight line basis over 20 years.

The following condensed pro forma information presents the results of operation of the Company as if the acquisition of ACI, and certain other acquisitions completed in 1995, had occurred on January 1, 1995.

                                    Three months ended
                                      March 31, 1995
                                    ------------------
Revenue                                 $23,437,408
Net Income (loss)                           (45,928)
Net Income (loss) attributable to
common shares                              (109,118)
Earnings (loss) per share                     (0.01)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the quarter ended March 31, 1996 revenues increased to $23,071,710 compared with revenues of $14,194,221 for the comparable period of the prior year. The increase of 62.5% was due to acquisitions completed by the Company in late 1995 and the quarter ended March 31, 1996. Billed minutes to customers increased 84% between periods while the average revenue per minute declined by 11.8% between periods. The average rate decline was due to the combination of the Company's customers utilizing more competitively priced services offered by the Company over the past year and the effect of the acquired companies' rate structures which generally were lower than those offered by the Company.

Cost of revenues in the first quarter increased to $16,616,602 from $9,708,228 in the prior year's period which, as a percentage of revenue, was 72.0% compared to 68.4% for the prior year's period. While the average price per minute the Company pays for service has decreased by 7.2% between periods, the decrease was not sufficient to offset the decline in the average revenue rate per minute discussed above, and accordingly, the gross profit declined from 31.6% in the quarter ended March 31, 1995 to 28.0% in the current year's quarter. The Company has taken steps to improve its profit margin through increased utilization of its switching facilities in Minneapolis, Colorado Springs and Phoenix, and through continuing renegotiation of its current carrier contracts.

Selling, general and administrative (SG&A) expenses decreased slightly as a percentage of revenue from 29.1% for the quarter ended March 31, 1995 to 28.7% for the quarter ended March 31, 1996. As a result of the acquisition of ACI in January 1996, the Company has been operating headquarters facilities in Golden, Colorado in addition to its San Francisco location for the quarter ending March 31, 1996. The Company is in the process of relocating its offices to the Golden facilities and anticipates the completion of this process by July 1, 1996. The cost of the relocation is estimated to be approximately $1,000,000 which will be incurred and expensed in the quarter ending June 30, 1996.

Depreciation and amortization expense increased from $145,212, or 1.0% of revenue, in the March 1995 quarter to $1,083,973, or 4.7% of revenue, in the quarter ended March 1996. The increase resulted primarily from the amortization of the ACI acquisition and the Tele-Trend acquisition completed in August 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations for the three months ended March 31, 1996 resulted in a net negative cash flow of $1,236,328 compared to a positive cash flow of $340,084 for the prior year. Accounts receivable, net of the allowance for doubtful accounts, and accounts payable, each increased at March 31, 1996 compared to March 31, 1995, as a result of the acquisitions described in Note B to the financial statements and as a result of increased billings of the Company for the period. In January 1996, the Company expended $4,085,093 as the cash component of the consideration paid for ACI (see Note B to the Condensed Consolidated Financial Statements). The Company has a line of credit available through a finance company allowing for borrowings of up to $10,000,000 based on the Company's trade receivable. There was $10,768 outstanding under the line at March 31, 1996.

As discussed above, management has decided to relocate the Company's San Francisco facilities to ACI's offices in Golden in the first half of 1996. Management estimates the cost of the relocation to be approximately $1,000,000.

                          PART II - OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)         11 Statement of Computation of Per Share Earnings

(b) A Form 8-K/A containing the required financial statements related to the acquisition by the Company of Automated Communications, Inc., a Golden, Colorado facilities-based reseller of long distance service was filed on March 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PHOENIX NETWORK, INC.
                                                  (Registrant)


Date 5/14/96                                      /s/ Wallace M. Hammond
                                                  ---------------------------
                                                  Wallace M. Hammond
                                                  Chief Executive Officer


Date 5/14/96                                      /s/ Jeffrey L. Bailey
                                                  ---------------------------
                                                  Jeffrey L. Bailey
                                                  Chief Financial Officer
                                                  (Chief Accounting Officer)

                             PHOENIX NETWORK, INC.

                               INDEX TO EXHIBITS

   11    Statement of Computation of Per Share Earnings

   27    Financial Data Summary