Form 10-Q
period 1996-06-30
PHOENIX NETWORK INC
filed 1996-08-14
CIK 704862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
     X     Quarterly Report pursuant to section 13 or 15(d) of the Securities
 --------- Exchange Act of 1934

           For the quarterly period ended June 30, 1996

                                 or

           Transition report pursuant to Section 13 or 15(d) of the Securities
- ---------- Exchange Act of 1934

           For the Transition period from __________ to __________

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

                   1687 Cole Boulevard, Golden, Colorado 80401
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (303) 232-4333

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            (1) Yes  X   (2) No
                                    ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Shares outstanding at
                      Class                                August 1, 1996
           -----------------------------                   --------------
           Common Stock, $.001 par value                     17,712,245

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

                          PART I. FINANCIAL INFORMATION


Item 1.     Financial Statements

                              PHOENIX NETWORK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                               December 31, 1995    June 30, 1996
                                               -----------------    -------------

Current assets:
   Cash and cash equivalents ($225,356
      restricted at December 31, 1995 and
      June 30, 1996)                               $ 8,004,511       $ 1,572,196
   Accounts receivable, net of
      allowance for doubtful accounts
      of $1,288,000 at December 31, 1995
      and $1,628,000 at June 30, 1996               11,763,520        16,139,757

   Deferred commissions                              1,522,738         1,400,863

   Other current assets                                304,920           693,494
                                                   -----------       -----------

Total current assets                                21,595,689        19,806,310

Furniture, equipment and data processing
    systems, at cost less accumulated
    depreciation                                       743,463         2,703,034

Deferred commissions                                 1,454,483         1,068,608

Customer acquisition costs,
    less accumulated amortization                    2,447,619         3,720,676

Goodwill, less accumulated amortization              3,903,109        18,791,729

Other assets                                           223,520           886,584
                                                   -----------       -----------

                                                   $30,367,883       $46,976,941
                                                   ===========       ===========


The accompanying notes are an integral part of these statements.

                              PHOENIX NETWORK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   December 31, 1995      June 30, 1996
                                                   -----------------      -------------

Current liabilities:
   Note payable to finance company                    $     41,468        $    608,594
   Note payable to stockholder                                   -             131,406
   Note payable to vendor                                        -           1,931,315
   Accounts payable and accrued liabilities             10,901,725          16,065,416
                                                      ------------        ------------

Total current liabilities                               10,943,193          18,736,731

Note payable to stockholder - long term                          -           1,182,650

Stockholders' equity:
   Preferred stock, $.001 par value;
       authorized, 5,000,000 shares;
       issued and outstanding, 2,737,389 shares
       at December 31, 1995 and 2,725,014
       shares at June 30, 1996                               2,737               2,725
   Common stock, $.001 par value
      authorized, 30,000,000 shares;
      issued and outstanding, 14,459,658 shares
      at December 31, 1995 and 17,698,974
      shares at June 30, 1996                               14,460              17,699
   Additional paid-in capital                           28,443,144          39,628,718
   Treasury stock - 1,300
      shares at cost                                        (2,522)             (2,522)
   Accumulated deficit
      from May 1, 1989                                  (9,033,129)        (12,589,060)
                                                      ------------        ------------

Total stockholders' equity                              19,424,690          27,057,560
                                                      ------------        ------------

                                                      $ 30,367,883        $ 46,976,941
                                                      ============        ============



The accompanying notes are an integral part of these statements.

                              PHOENIX NETWORK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three months ended June 30,               Six months ended June 30,
                                           ---------------------------               -------------------------
                                             1995                1996                 1995               1996
                                             ----                ----                 ----               ----

Revenues                                 $ 13,489,242        $ 21,923,655        $ 27,683,463        $ 44,995,365
Cost of revenues                            9,352,622          15,914,505          19,060,850          32,531,107
                                         ------------        ------------        ------------        ------------

Gross profit                                4,136,620           6,009,150           8,622,613          12,464,258

Selling, general &
   administrative expenses                  3,791,902           6,426,936           7,915,701          12,856,313
Depreciation and amortization                 128,812           1,075,214             274,024           2,159,187
Relocation expenses                                 -             607,429                   -             809,174
                                         ------------        ------------        ------------        ------------
                                            3,920,714           8,109,579           8,189,725          15,824,674

Income (loss) from operations                 215,906          (2,100,429)            432,888          (3,360,416)

Net interest expense                          (69,202)           (125,718)           (158,181)           (163,185)
                                         ------------        ------------        ------------        ------------

Net income (loss)                             146,704          (2,226,147)            274,707          (3,523,601)

Preferred stock dividends                     (63,701)           (312,270)           (126,891)           (625,073)
                                         ------------        ------------        ------------        ------------

Net income (loss) attributable
   to common shares                      $     83,003        $ (2,538,417)       $    147,816        $ (4,148,674)
                                         ============        ============        ============        ============

Net income (loss) per common share
                                         $       0.01        $      (0.14)       $       0.01        $      (0.24)
                                         ============        ============        ============        ============

Weighted average number
   of shares outstanding                   13,049,454          17,569,201          12,788,101          17,456,065
                                         ============        ============        ============        ============



The accompanying notes are an integral part of these statements.

                              PHOENIX NETWORK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Six months ended June 30,

                                                              1995                1996
                                                              ----                ----
Cash flows from operating activities:
    Cash received from customers                         $ 26,682,710        $ 43,323,241
    Interest received                                           3,648              39,777
    Cash paid to suppliers and employees                  (26,623,473)        (45,152,540)
    Interest paid                                            (161,828)           (202,962)
                                                         ------------        ------------
Net cash used in operating activities                         (98,943)         (1,992,484)

Cash flows from investing activities:
    Purchases of furniture and equipment                     (188,372)           (214,567)
    Purchase of other assets                                  (70,168)           (281,958)
    Business acquisitions, net of cash acquired                     -          (4,085,093)
                                                         ------------        ------------
Net cash used in investing activities                        (258,540)         (4,581,618)

Cash flows from financing activities:
    Proceeds from (payment on) note payable to
      finance company                                        (752,788)            567,126
    Payment on note payable to vendor                               -          (1,081,810)
    Proceeds from issuance of common stock                    727,519                   -
    Proceeds from exercise of common stock options            132,972             656,471
                                                         ------------        ------------
  Net cash provided by financing activities                   107,703             141,787
                                                         ------------        ------------
Net decrease in cash                                         (249,780)         (6,432,315)
Cash at beginning of period                                 1,209,999           8,004,511
                                                         ------------        ------------
Cash at end of period                                    $    960,219        $  1,572,196
                                                         ============        ============

Reconciliation of net income (loss) to net cash
    used in operating activities:
    Net income (loss)                                    $    274,707        $ (3,523,601)
    Adjustments
        Provision for doubtful accounts                       720,107           1,007,788
        Depreciation and amortization                         274,024           2,159,187
        Changes in assets and liabilities
            Accounts receivable                            (1,000,753)         (2,509,912)
            Deferred commissions                             (119,983)            507,750
            Other assets                                     (298,838)           (363,728)
            Accounts payable and accrued expenses              51,793             730,032
                                                         ------------        ------------
    Net cash used in operating activities                $    (98,943)       $ (1,992,484)
                                                         ============        ============

Schedule of noncash financing activity
Noncash components of consideration issued in
   connection with business combination:
     Common stock                                          $        -        $ 10,500,000
     Note payable to stockholder                                    -           1,314,056
     Assumption of net liabilities                                  -           1,606,976
Conversion of preferred stock into common stock                 7,221              32,330

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

NOTE B - ACQUISITION

In January 1996, the Company acquired Automated Communications, Inc. ("ACI"), a Golden, Colorado facilities-based long distance phone service carrier operating switching centers in Colorado Springs, Minneapolis and Phoenix. Consideration for the acquisition was in the form of $4,086,693 in cash, 2,800,000 shares of the company's common stock valued at $10,500,000, a long term note of $1,314,056 bearing interest at 9%, and the assumption of net liabilities of $1,606,976. The Company's consolidated results of operations for the periods ended June 30, 1996 include those of ACI from January 1, 1996, the effective date of the purchase transaction. The excess of the purchase price over the fair market value of the assets and liabilities acquired has been allocated to customer acquisition costs ($1,950,000) and to goodwill ($15,557,725). Customer acquisition costs are amortized over 4 years using the sum-of-the-years-digits method and goodwill is amortized on a straight line basis over 20 years.

The following condensed pro forma information presents the results of operation of the Company as if the acquisition of ACI, and certain other acquisitions completed in 1995, had occurred on January 1, 1995.

                                          Three months ended   Six months ended
                                             June 30, 1995       June 30, 1995
                                             -------------       -------------
Revenue                                        $21,577,099         $45,014,507
Net income                                         492,047           1,141,316
Net income attributable to common shares           173,833             516,268
Net income per common share                           0.01                0.03

NOTE C - PROPOSED MERGER

In June 1996, Phoenix and AmeriConnect, Inc., a long distance reseller based in Overland Park, Kansas, signed a definitive merger agreement and are proceeding to take the necessary steps to close the merger. Under the terms of the agreement, Phoenix will issue approximately 2,700,000 share of common stock in exchange for all of the shares of capital stock held by AmeriConnect stockholders. For accounting purposes, the transaction will be treated as a pooling of interests. The following unaudited pro forma condensed consolidated statements of operations for the three and six month periods ended June 30, 1996 reflect the historical consolidated statements of operations for the periods then ended to give effect to the proposed merger.

Statements of Operations

                                          Three months ended     Six months ended
                                             June 30, 1996        June 30, 1996
                                          -------------------    ----------------
Revenues                                     $ 26,266,000          $ 53,602,000
Cost of revenues                               19,085,000            38,903,000
                                             ------------          ------------
Gross profit                                    7,181,000            14,699,000
Selling, general and
  administrative                                9,038,000            17,962,000
                                             ------------          ------------
Loss from operations                           (1,857,000)           (3,263,000)
Other                                            (125,000)             (173,000)
                                             ------------          ------------
Net loss                                       (1,982,000)           (3,436,000)
Preferred dividends                              (312,000)             (625,000)
                                             ------------          ------------
Pro forma net loss
  attributable to common shares              $ (2,294,000)         $ (4,061,000)
                                             ============          ============

Net loss per common share                    $      (0.11)         $      (0.20)
                                             ============          ============

Weighted average
  shares outstanding                           20,278,000            20,165,000
                                             ============          ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the quarter ended June 30, 1996 revenues increased to $21,923,655 compared with revenues of $13,489,242 for the comparable period of the prior year. The increase of 62.5% was due to acquisitions completed by the Company in late 1995 and the quarter ended March 31, 1996. Billed minutes to customers increased 88% between periods while the average revenue per minute declined by 13.6% between periods. The average rate decline was due to the combination of the Company's customers utilizing more competitively priced services offered by the Company over the past year and the effect of the acquired companies' rate structures which generally were lower than those offered by the Company. For the six months ended June 30, 1996, revenues increased 62.5% from the comparable period of the prior year due to the same reasons as the quarterly comparison.

Cost of revenues for the three months ended June 30, 1996 increased to $15,914,505 from $9,352,622 in the prior year's period which, as a percentage of revenue, increased to 72.6% compared to 69.3% for the prior year's period. For the six month period, cost of revenues increased to 72.3% from 68.9%. Although the Company's average cost per minute of usage has declined by 9.5% for the three months ended June 30, 1996 and 9.6% for the six months ended June 31, 1996 compared to the prior year's comparable periods, the higher percentage decrease in the average revenue per minute resulted in the decline in the Company's gross profit margin percentage. As a result of the Company's acquisition of ACI, as described in Note B to the financial statements, the Company now operates three long distance switches located in Minneapolis, Colorado Springs and Phoenix and is in the process of moving its customers' traffic to these facilities where economically feasible. Additionally, the Company has signed an agreement with US ONE Communications Corp., a switched based carrier which has plans to offer both long distance origination and local dial tone service from its AT&T #5ESS-2000 switching platforms. Beginning in July 1996, US ONE will start deploying switches nationwide in 16 major cities with a scheduled completion date in mid 1997. Phoenix will begin moving its customers' traffic to this platform as the switches become operational. In addition to the US ONE arrangement, the Company has also entered into an agreement with a division of Comdisco, Inc. which provides computer disaster recovery assistance to companies on a nationwide basis. In support of its disaster recovery clients, Comdisco Network Services has built a nationwide fiber optic, high speed data network which is fully satellite redundant. The terms of the agreement allow Phoenix to acquire private line services from Comdisco at discounts to prevailing prices offered by other private line providers. Phoenix plans to utilize the Comdisco private line services in conjunction with the US ONE switching platform to offer its customers a nationwide telecommunications network with a lower cost per minute of usage than currently available under the Company's reseller contracts with other facilities based carriers. Accordingly, the Company anticipates improvement in its gross profit margin as a percentage of revenue as it is able to move its traffic to these new platforms.

Selling, general and administrative (SG&A) expenses increased slightly as a percentage of revenue from 28.1% for the quarter ended June 30, 1995 to 29.3% for the quarter ended June 30, 1996 and were the same at 28.6% as a percentage of revenue for the comparable six month periods. As a result of the acquisition of ACI in January 1996, the Company has been operating headquarters facilities in Golden, Colorado in addition to its San Francisco location for the six months ending June 30, 1996. The Company has substantially completed relocating its offices to the Golden facilities in July 1996 and anticipates a reduction in SG&A as a percentage of revenue for the remainder of 1996. Relocation expenses for the six month period ended June 30, 1996 were $809,174 and consist primarily of employee severance, travel, relocation and training costs.

Depreciation and amortization expense increased from $128,812, or 1.0% of revenue, in the June 1995 quarter to $1,075,214, or 4.9% of revenue, in the quarter ended June 1996. The increase resulted primarily from the amortization of the ACI acquisition and the Tele-Trend acquisition completed in August 1995. The reasons for the changes in the six month periods are the same as for the quarterly comparisons.


Liquidity and Capital Resources

Cash flows from operations for the six months ended June 30, 1996 resulted in a net negative cash flow of $1,992,484 compared to a negative cash flow of $98,943 for the prior year. Accounts receivable, net of the allowance for doubtful accounts, and accounts payable, each increased at June 30, 1996 compared to December 31, 1995, as a result of the acquisition described in Note B to the financial statements and as a result of increased billings of the Company for the period. In January 1996, the Company expended $4,086,693 as the cash component of the consideration paid for ACI (see Note B to the Condensed Consolidated Financial Statements). The Company has a line of credit available through a finance company allowing for borrowings of up to $10,000,000 based on the Company's trade receivable. There was $608,594 outstanding under the line at June 30, 1996.

                           PART II - OTHER INFORMATION


Item 6   Exhibits and Reports on Form 8-K

              10(a) Comdisco Telecommunications Services Agreement

              10(b) US One Communications Services Agreement

(a)           11    Statement of Computation of Per Share Earnings

              27    Financial Data Schedule

(b)           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PHOENIX NETWORK, INC.
                                            (Registrant)


Date      8/14/96                           /s/ Wallace M. Hammond
      ---------------                       ------------------------------------
                                            Wallace M. Hammond
                                            Chief Executive Officer



Date      8/14/96                           /s/ Jeffrey L. Bailey
      ---------------                       ------------------------------------
                                            Jeffrey L. Bailey
                                            Chief Financial Officer
                                            (Chief Accounting Officer)

                              PHOENIX NETWORK, INC.

                                INDEX TO EXHIBITS



10(a)    Comdisco Telecommunications Services Agreement

10(b)    US One Communications Services Agreement

11       Statement of Computation of Per Share Earnings

27       Financial Data Summary