Form 10-K/A
period 1995-12-31
PHOENIX NETWORK INC
filed 1996-08-30
CIK 704862

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 2

(MARK ONE)

      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
            TO
                          COMMISSION FILE NO. 0-17909

                             PHOENIX NETWORK, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     84-0881154
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                    1687 COLE BLVD., GOLDEN, COLORADO 80401
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (303) 232-4333

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -----------------------------          -----------------------------------------
Common Stock $0.001 Par Value                    American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 26, 1996, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $38,621,885 (based on the closing sales price as reported on the American Stock Exchange).

     The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 17,399,037 at March 26, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the Company's Common Stock and the various series of Preferred Stock as of July 31, 1996(1) by: (i) each director and nominee for director; (ii) each executive officer named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent (5%) of any class of its voting securities.

                                                                                     BENEFICIAL OWNERSHIP(2)
                                                                                     ------------------------
                                                                                     NUMBER OF     PERCENT OF
       CLASS                  BENEFICIAL OWNER                   ADDRESS              SHARES         TOTAL
- -------------------    ------------------------------    ------------------------    ---------     ----------
Common Stock           Thomas H. Bell(3)(4)              1687 Cole Boulevard         3,238,056        17.75%
                                                         Golden, CO 80401
Common Stock           Bell Non-Exempt Marital Trust     1687 Cole Boulevard         1,394,335         7.88%
                                                         Golden, CO 80401
Common Stock           James W. Gallaway(3)                                            458,425         2.58%
Common Stock           Jeffrey L. Bailey(3)                                            137,498        *
Common Stock           Merrill L. Magowan(3)                                           120,445        *
Common Stock           J. Rex Bell(3)                                                  101,498        *
Common Stock           Myron A. Wick III(3)(5)(7)(8)     1687 Cole Boulevard         1,915,287         9.85%
                                                         Golden, CO 80401
Common Stock           Sidney Kahn(3)                    1687 Cole Boulevard            85,947        *
                                                         Golden, CO 80401
Common Stock           Robert R. Curtis(3)(9)            1687 Cole Boulevard           288,452         1.61%
                                                         Golden, CO 80401
Common Stock           Wallace M. Hammond(3)                                           266,000         1.48%
Common Stock           John David Singleton(3)                                         172,506        *
Common Stock           Max E. Thornhill(3)               1687 Cole Boulevard         1,756,088         9.26%
                                                         Golden, CO 80401
Common Stock           Paul C. Cissel(3)                                                72,112        *
Common Stock           Judy Van Essen                    c/o 1687 Cole Boulevard     2,800,000        15.82%
                                                         Golden, CO 80401
Common Stock           Jon D. Gruber(3)(5)(6)            50 Osgood Place             2,214,120        11.29%
                                                         San Francisco, CA 94133
Common Stock           J. Patterson McBaine(3)(5)(6)     50 Osgood Place             2,191,224        11.18%
                                                         San Francisco, CA 94133
Common Stock           Gruber & McBaine Capital          50 Osgood Place             2,172,092        11.08%
                         Management(3)(5)(6)             San Francisco, CA 94133
Common Stock           Charles C. McGettigan(3)(5)(7)    50 Osgood Place             1,822,878         9.40%
                                                         San Francisco, CA 94133
Common Stock           Proactive Investment              50 Osgood Place             1,582,948         8.27%
                         Managers, L.P.(3)(5)            San Francisco, CA 94133
Common Stock           Proactive Partners, L.P.(3)       50 Osgood Place             1,510,672         7.92%
                                                         San Francisco, CA 94133
Common Stock           All executive officers and                                    8,637,154        38.44%
                         directors as a group(10)
                         (13 persons)
Series A Preferred     Merrill L. Magowan                1687 Cole Boulevard            10,000         9.89%
                                                         Golden, CO 80401
Series A Preferred     Myron A. Wick III(11)(12)         1687 Cole Boulevard            20,000        19.78%
                                                         Golden, CO 80401
Series A Preferred     Charles C. McGettigan(11)         50 Osgood Place                15,000        14.83%
                                                         San Francisco, CA 94133

                                                                                     BENEFICIAL OWNERSHIP(2)
                                                                                     ------------------------
                                                                                     NUMBER OF     PERCENT OF
       CLASS                  BENEFICIAL OWNER                   ADDRESS              SHARES         TOTAL
- -------------------    ------------------------------    ------------------------    ---------     ----------
Series A Preferred     Jon D. Gruber(13)                 50 Osgood Place                24,000        23.73%
                                                         San Francisco, CA 94133
Series A Preferred     J. Patterson McBaine(13)          50 Osgood Place                21,000        20.77%
                                                         San Francisco, CA 94133
Series A Preferred     McGettigan, Wick Investments      50 Osgood Place                15,000        14.83%
                                                         San Francisco, CA 94133
Series A Preferred     Lagunitas Partners, L.P.          50 Osgood Place                20,000        19.78%
                                                         San Francisco, CA 94133
Series A Preferred     Benjamin F. Dillingham            1508 Smith Road                 5,000         5.07%
                                                         Yuba City, CA 95993-7005
Series A Preferred     Elizabeth D. Wick                 444 South Beach Road           10,000        10.14%
                                                         Hobe Sound, FL 33455
Series A Preferred     Walter D. Wick Trust              c/o Winston Partners            5,000         5.07%
                                                         225 W. Washington St.,
                                                           # 1600
                                                         Chicago, IL 60606
Series A Preferred     Myron A. Wick III Trust           c/o Winston Partners            5,000         5.07%
                                                         225 W. Washington St.,
                                                           # 1600
                                                         Chicago, IL 60606
Series A Preferred     Penelope DeYoung Trust            c/o Winston Partners            5,000         5.07%
                                                         225 W. Washington St.,
                                                           # 1600
                                                         Chicago, IL 60606
Series A Preferred     Jupiter Partners                  c/o John M. Bryan              10,000        10.14%
                                                         600 Montgomery St. 35th
                                                         Floor
                                                         San Francisco, CA 94111
Series A Preferred     All executive officers and                                       30,000        29.67%
                         directors as a group (13
                         persons)
Series B Preferred     Proactive Partners, L.P.          50 Osgood Place                50,000        43.67%
                                                         San Francisco, CA 94133
Series B Preferred     Fremont Proactive Partners,       50 Osgood Place                 7,500         6.55%
                         L.P.                            San Francisco, CA 94133
Series B Preferred     Lagunitas Partners, L.P.          50 Osgood Place                35,000        30.57%
                                                         San Francisco, CA 94133
Series B Preferred     BMA, Inc.                         2001 Kirby Avenue              10,000         8.73%
                                                         Houston, TX 77019
Series B Preferred     Myron A. Wick III(14)             1687 Cole Boulevard            57,500        50.22%
                                                         Golden, CO 80401
Series B Preferred     Charles C. McGettigan(14)         50 Osgood Place                57,500        50.22%
                                                         San Francisco, CA 94133
Series B Preferred     All executive officers and                                       57,500        50.22%
                         directors as a group (13
                         persons)
Series D Preferred     Proactive Partners, L.P.          50 Osgood Place               333,333       100.00%
                                                         San Francisco, CA 94133
Series D Preferred     Myron A. Wick III(15)             1687 Cole Boulevard           333,333       100.00%
                                                         Golden, CO 80401
Series D Preferred     Charles C. McGettigan(15)         50 Osgood Place               333,333       100.00%
                                                         San Francisco, CA 94133

                                                                                     BENEFICIAL OWNERSHIP(2)
                                                                                     ------------------------
                                                                                     NUMBER OF     PERCENT OF
       CLASS                  BENEFICIAL OWNER                   ADDRESS              SHARES         TOTAL
- -------------------    ------------------------------    ------------------------    ---------     ----------
Series D Preferred     All executive officers and                                      333,333       100.00%
                         directors as a group (13
                         persons)
Series F Preferred     Proactive Partners, L.P.          50 Osgood Place               126,456        10.75%
                                                         San Francisco, CA 94133
Series F Preferred     Myron A. Wick III(16)             1687 Cole Boulevard           131,518        11.18%
                                                         Golden, CO 80401
Series F Preferred     Charles C. McGettigan(16)         50 Osgood Place               131,518        11.18%
                                                         San Francisco, CA 94133
Series F Preferred     John David Singleton                                             30,095         2.56%
Series F Preferred     Max E. Thornhill                  1687 Cole Boulevard           285,000        24.23%
                                                         Golden, CO 80401
Series F Preferred     All executive officers and                                      446,613        37.98%
                         directors as a group (13
                         persons)

- ---------------
 (1) In addition to 17,698,974 shares of Common Stock, at July 31, 1996, the Company had 2,725,014 shares of Preferred Stock outstanding, of which 101,125 were shares of Series A Preferred Stock, 114,500 were shares of Series B Preferred Stock, 1,000,000 were shares of Series C Preferred Stock, 333,333 were shares of Series D Preferred Stock and 1,176,056 were shares of Series F Preferred Stock. The Series C Preferred Stock is nonvoting, except as required by law. The Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series F Preferred Stock vote together with the Common Stock as a single class on an as-if-converted to Common Stock basis, except as required by law, the Company's Restated Certificate of Incorporation or the Company's Certificates of Designation of Preferences of Series A, Series B, Series D and Series F Preferred Stock.

 (2) This table is based upon information supplied by executive officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "Commission"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership of less than 1% of a class of stock is indicated with an asterisk.

 (3) Includes shares of Common Stock which certain executive officers, directors, nominees for director and principal stockholders of the Company have the right to acquire within 60 days after the date of this table pursuant to outstanding options and warrants as follows: Thomas H. Bell, 545,000 shares; James W. Gallaway, 87,875 shares; Jeffrey L. Bailey, 137,498 shares; Merrill L. Magowan, 79,125 shares; J. Rex Bell, 101,498 shares; Myron A. Wick III, 428,557 shares; Robert R. Curtis, 255,312 shares; Sidney Kahn, 9,447 shares; Wallace M. Hammond, 250,000 shares; John David Singleton, 14,126 shares; Max Thornhill, 116,088 shares; Paul C. Cissel, 70,312 shares; Charles C. McGettigan, 384,807 shares; Jon D. Gruber, 219,008 shares; J. Patterson McBaine, 219,008 shares; Gruber & McBaine Capital Management, 219,008 shares and Proactive Investment Managers, L.P., 206,857 shares. Also includes shares of Common Stock which certain executive officers, directors, nominees for director and principal stockholders of the Company have the right to acquire within 60 days after the date of this table pursuant to conversion of outstanding Series A, B, D and F Preferred Stock as follows (on an as-if-converted to Common Stock basis): Merrill L. Magowan, 41,320 shares; Myron A. Wick III, 1,325,398 shares; Robert R. Curtis, 20,730 shares; John David Singleton, 481,520 shares; Max Thornhill, 4,560,000 shares; Jon D. Gruber, 1,696,779 shares;
     J. Patterson McBaine, 1,684,383 shares; Gruber & McBaine Capital Management, 1,680,251 shares; Charles C. McGettigan, 1,304,738 shares and Proactive Investment Managers, L.P., 1,242,758 shares.

 (4) Includes 1,394,335 shares of Common Stock beneficially held in the name of the Bell Non-Exempt Marital Trust of which Thomas H. Bell is a trustee.

 (5) Includes 1,582,947 shares of Common Stock which the following entities either own or have the right to acquire within 60 days after the date of this table upon conversion of Series A, B, D or F Preferred Stock or exercise of warrants held as follows: 1,510,672 shares held by Proactive Partners, L.P., a California limited partnership ("PP"), the general partner of which is Proactive Investment Managers, L.P., a California limited partnership ("PIM"), of which Messrs. Gruber, McBaine, McGettigan and Wick are general partners; and 72,275 shares held by Fremont Proactive Partners, L.P., a California limited partnership ("FPP"), of which PIM is also the general partner.

 (6) Includes 589,132 shares of Common Stock which the following entities either own or have the right to acquire within 60 days after the date of this table upon conversion of Series A, B, D or F Preferred Stock or exercise of warrants held as follows: 30,500 shares held by Gruber & McBaine Capital Management, a California corporation ("GMCM"), of which Messrs. Gruber and McBaine are the sole directors; 548,644 held by Lagunitas Partners L.P., a California limited partnership, of which Messrs. Gruber and McBaine and GMCM are general partners; 5,000 shares held by GMJ Investments, L.P., a California limited partnership, of which Messrs. Gruber and McBaine and GMCM are general partners; and 5,000 shares held by Lagunitas International, a Cayman Islands Limited Partnership, of which GMCM is a general partner.

 (7) Includes 153,950 shares of Common Stock which could be acquired within 60 days of the date of this table upon exercise of warrants or conversion of Series A Preferred Stock held by McGettigan, Wick & Co., Inc., a merchant banking fund of which Messrs. McGettigan and Wick are Managing Directors, and 61,980 shares which could be acquired within 60 days of this table upon conversion of Series A Preferred Stock held by McGettigan, Wick Investments, a partnership of which Messrs. McGettigan and Wick are general partners.

 (8) Includes 48,659 shares of Common Stock which is owned or could be acquired within 60 days of the date of this table upon conversion of Series A Preferred Stock held by the Myron A. Wick III Trust for which Mr. Wick is the trustee.

 (9) Includes 5,000 shares held by Mr. Curtis for the benefit of his minor children.

(10) Includes 7,846,079 shares of Common Stock which such persons have the right to acquire within 60 days after the date of this table upon conversion of Series A, B, D or F Preferred Stock and pursuant to outstanding options and warrants.

(11) Includes 15,000 shares of Series A Preferred Stock which is owned by McGettigan, Wick Investments, a partnership of which Messrs. McGettigan and Wick are general partners.

(12) Includes 5,000 shares of Series A Preferred Stock which is owned by the Myron A. Wick III Trust for which Mr. Wick is the trustee.

(13) Includes 20,000 shares of Series A Preferred Stock owned by Lagunitas Partners L.P.

(14) Includes 50,000 shares of Series B Preferred Stock owned by PP and 7,500 shares of Series B Preferred Stock owned by FPP. Messrs. Wick and McGettigan are general partners of PIM, which is the general partner of PP and FPP.

(15) Includes 333,333 shares of Series D Preferred Stock owned by PP. Messrs. Wick and McGettigan are general partners of PIM which is the general partner of PP and FPP.

(16) Includes 126,456 shares of Series F Preferred Stock owned by PP and 5,062 shares of Series F Preferred Stock owned by FPP. Messrs. Wick and McGettigan are general partners of PIM, which is the general partner of PP and FPP.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish the Company with copies of all
Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX NETWORK, INC.

By:      /s/ WALLACE M. HAMMOND                       Date: August 29, 1996
- ---------------------------------------------
             Wallace M. Hammond
    President and Chief Executive Officer
        (Principal Executive Officer)


By:      /s/  JEFFREY L. BAILEY                       Date: August 29, 1996
- ---------------------------------------------
              Jeffrey L. Bailey
            Senior Vice President
           Chief Financial Officer
(Principal Financial and Accounting Officer)