Form 10-Q
period 1996-09-30
PHOENIX NETWORK INC
filed 1996-11-14
CIK 704862

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)

    X     Quarterly Report pursuant to section 13 or 15(d) of the Securities
--------- Exchange Act of 1934

          For the quarterly period ended September 30, 1996

                                       or

          Transition report pursuant to Section 13 or 15(d) of the Securities --------- Exchange Act of 1934

          For the transition period from __________  to   __________

                          Commission File No. 0-17909

                              PHOENIX NETWORK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       84-0881154
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                 1687 Cole Boulevard, Golden, Colorado    80401
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  (303) 205-3500
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

                        (1) Yes    X        (2) No
                                ------             ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Shares outstanding at
              Class                            November 1, 1996
   -----------------------------             ---------------------
   Common Stock, $.001 par value                   20,712,617

                             PHOENIX NETWORK, INC.

                                   I N D E X


                                                                          Page No.
                                                                          --------
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated                                             3
          Balance Sheets

          Condensed Consolidated                                             5
          Statements of Operations

          Condensed Consolidated                                             6
          Statements of Cash Flow

          Notes to Condensed Consolidated                                    7
          Financial Statements

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                                      10


Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                13

Item 6.   Exhibits and Reports on Form 8-K                                   14

                       PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements

                             PHOENIX NETWORK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                      December 31, 1995              September 30, 1996
                                                                      -----------------              ------------------
                     Current assets:
                       Cash and cash equivalents ($225,356
                          restricted at December 31, 1995 and
                          September 30, 1996)                              $  8,004,511                 $  2,092,423
                       Accounts receivable, net of allowance for
                          doubtful accounts of $1,287,753 at
                          December 31, 1995 and $1,917,287 at
                          September 30, 1996                                 11,763,520                   16,732,195
                       Deferred commissions                                   1,522,738                    1,293,220
                       Other current assets                                     304,920                      591,290
                                                                           ------------                 ------------

                     Total current assets                                    21,595,689                   20,709,128

                     Furniture, equipment and data processing
                       systems, at cost less accumulated
                       depreciation                                             743,463                    4,311,465

                     Deferred commissions                                     1,454,483                      862,147

                     Customer acquisition costs, less accumulated
                       amortization                                           2,447,619                    3,288,828

                     Goodwill, less accumulated amortization                  3,903,109                   18,547,493


                     Other assets                                               223,520                      832,040
                                                                           ------------                 ------------

                                                                           $ 30,367,883                 $ 48,551,101
                                                                           ============                 ============


The accompanying notes are an integral part of these statements.

                             PHOENIX NETWORK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            December 31, 1995          September 30, 1996
                                                                            -----------------          ------------------
                     Current liabilities:
                       Note payable to finance company                         $     41,468                $  1,222,071
                       Note payable to stockholder                                        -                     131,406
                       Notes payable - other                                              -                   2,071,005
                       Accounts payable and accrued liabilities                  10,901,725                  16,866,078
                                                                               ------------                ------------

                     Total current liabilities                                   10,943,193                  20,290,560

                     Notes payable - other                                                -                   2,122,318

                     Stockholders' equity:
                       Preferred stock, $.001 par value; authorized,
                          5,000,000 shares; issued and outstanding,

                          2,737,389 shares at December 31, 1995 and
                          2,725,014 at September 30, 1996

                                                                                      2,737                       2,725
                       Common stock, $.001 par value authorized,
                          30,000,000 shares; issued and outstanding,

                          14,459,658 shares at December 31, 1995 and
                          18,030,123 shares at September 30, 1996
                                                                                     14,460                      18,030
                       Additional paid-in capital                                28,443,144                  40,176,750
                        Treasury stock - 1,300 shares at cost                        (2,522)                     (2,522)
                       Accumulated deficit from May 1, 1989                      (9,033,129)                (14,056,760)
                                                                               ------------                ------------
                     Total stockholders' equity                                  19,424,690                  26,138,223
                                                                               ------------                ------------
                                                                               $ 30,367,883                $ 48,551,101
                                                                               ============                ============





The accompanying notes are an integral part of these statements.

                             PHOENIX NETWORK, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Three months ended September 30,           Nine months ended September 30,
                                        --------------------------------           -------------------------------

                                            1995                  1996                 1995                 1996
                                            ----                  ----                 ----                 ----
Revenues                                 $15,008,217          $ 20,435,221        $ 42,691,679          $ 65,430,586
Cost of revenues                          10,042,860            14,535,566          29,103,710            47,066,673
                                        ------------          ------------         -----------          ------------

Gross profit                               4,965,357             5,899,655          13,587,969            18,363,913

Operating expenses:
 Selling, general &
    administrative expenses                4,329,554             5,956,556          12,245,250            18,812,869
   Depreciation and amortization
                                             346,114             1,018,968             620,142             3,178,155
   Relocation expenses                             -               172,972                   -               982,146
                                        ------------          ------------         -----------          ------------
                                           4,675,668             7,148,496          12,865,392            22,973,170

Income (loss) from operations                289,689            (1,248,841)            722,577            (4,609,257)

Net interest expense                         (45,141)             (218,857)           (203,322)             (382,042)
                                        ------------          ------------         -----------          ------------

Net income (loss)                            244,548            (1,467,698)            519,255            (4,991,299)

Preferred stock dividends                   (155,465)             (315,702)           (282,355)             (940,775)
                                        ------------          ------------         -----------          ------------

 Net income (loss) attributable

 to common shares                       $     89,083          $ (1,783,400)        $   236,900          $ (5,932,074)
                                        ============          ============         ===========          ============

 Net income (loss) per common
   share                                       $0.01                $(0.10)              $0.02               $(0 .34)
                                        ============          ============         ===========          ============

 Weighted average number of
   shares outstanding                     14,282,590            17,896,850          13,257,512            17,602,993
                                        ============          ============         ===========          ============





The accompanying notes are an integral part of these statements.

                             PHOENIX NETWORK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Nine months ended September 30,

                                                                                             1995                    1996
                                                                                             ----                    ----
                     Cash flows from operating activities:
                       Cash received from customers                                    $ 38,528,141            $ 63,336,024
                       Interest received                                                     24,959                  39,777
                       Cash paid to suppliers and employees                             (39,250,557)            (64,638,150)
                       Interest paid                                                       (228,281)               (421,819)
                                                                                        -----------             -----------
                       Net cash used in operating activities                               (925,738)             (1,684,168)
                     Cash flows from investing activities:
                       Purchases of furniture and equipment                                (493,334)               (661,311)
                       Purchase of other assets                                          (6,216,294)               (372,921)
                       Business and customer base acquisitions                                    -              (4,085,093)
                                                                                        -----------             -----------
                       Net cash used in investing activities                             (6,709,628)             (5,119,325)
                     Cash flows from financing activities:
                        Proceeds from (payment on) note payable to finance
                       company                                                             (341,676)              1,180,604
                       Payment on notes payable - other                                           -              (1,494,033)
                       Proceeds from issuance of preferred stock                          9,520,655                       -
                       Proceeds from issuance of common stock                             6,400,019                       -
                       Proceeds from exercise of common stock options and
                          warrants                                                          371,921               1,204,834
                                                                                        -----------             -----------
                       Net cash provided by financing activities                         15,950,919                 891,405
                                                                                        -----------             -----------
                     Net increase (decrease) in cash                                      8,315,553              (5,912,088)
                     Cash at beginning of period                                          1,209,999               8,004,511
                                                                                        -----------             -----------
                     Cash at end of period                                              $ 9,525,552             $ 2,092,423
                                                                                        ===========             ===========

                     Reconciliation of net income (loss) to net cash provided by
                       (used in) operating activities:
                       Net income (loss)                                                $   519,255             $(4,991,299)
                       Adjustments
                          Provision for doubtful accounts                                 1,131,696               1,539,779
                          Depreciation and amortization                                     620,142               3,178,155
                          Changes in assets and liabilities

                            Accounts receivable                                          (4,163,538)             (3,634,341)
                            Deferred commissions                                             17,755                 821,845
                            Other assets                                                   (928,686)               (217,194)
                            Accounts payable and accrued expenses                         1,877,638               1,618,887
                                                                                        -----------             -----------
                       Net cash provided by (used in) operating activities              $  (925,738)            $(1,684,168)
                                                                                        ===========             ===========


                     Schedule of noncash activity
                     ----------------------------
                     Noncash components of consideration issued in connection
                       with business combination:
                       Common stock                                                     $         -             $10,500,000
                       Note payable to stockholder                                                -               1,314,056
                       Assumption of net liabilities                                              -               1,606,976
                     Conversion of preferred stock into common stock                         12,436                  32,330
                     Purchase of data processing system and issuance of note
                       payable                                                                    -               1,403,181

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

NOTE B - ACQUISITION
In January 1996, the Company acquired Automated Communications, Inc. ("ACI"), a Golden, Colorado facilities-based long distance phone service carrier operating switching centers in Colorado Springs, Minneapolis and Phoenix. Consideration for the acquisition was in the form of $4,086,693 in cash, 2,800,000 shares of the Company's common stock valued at $10,500,000, a long term note of $1,314,056 bearing interest at 9%, and the assumption of net liabilities of $1,606,976. The Company's consolidated results of operations for the periods ended September 30, 1996 include those of ACI from January 1, 1996, the effective date of the purchase transaction. The excess of the purchase price over the fair market value of the assets and liabilities acquired has been allocated to customer acquisition costs ($1,950,000) and to goodwill ($15,668,725). Customer acquisition costs are amortized over 4 years using the sum-of-the-years-digits method and goodwill is amortized on a straight line basis over 20 years.

NOTE C - PRO FORMA INFORMATION
Effective August 1, 1995, the Company acquired Tele-Trend Communications, LLC, and effective January 1, 1996 acquired ACI. Assuming both of the acquisitions had occurred on January 1, 1995, the following is the pro forma condensed consolidated operations of the Company for the three months and nine months ended September 30, 1995. The results are not necessarily indicative of the results of operations that might have occurred if the transactions had taken place at January 1, 1995 or of the Company's results of operations for any future period. Amounts are in thousands, except per share amounts.

                                            Three months ended       Nine months ended
                                            September 30, 1995      September 30, 1995
                                            ------------------      ------------------
Revenues                                          $ 21,689               $ 66,868
Net Income (Loss)                                       (5)                 1,136
Net Income (Loss) Attributable to
           Common Shares                              (244)                   273
Net Income (Loss) Per Common Share                  $(0.01)                 $0.02
Weighted Average Number of
  Shares Outstanding                                17,083                 16,058

NOTE D - SUPPLEMENTAL INFORMATION
On October 8, 1996, Phoenix Network, Inc. merged with AmeriConnect, Inc.   The
merger will be accounted for as a "pooling of interests". In connection with the merger, Phoenix Network, Inc. exchanged .3604 shares of its common stock for each share of AmeriConnect common stock outstanding. The following supplemental condensed consolidated financial statements of Phoenix Network, Inc., reflect the consolidated financial position and results of operations on a pooling of interests basis with AmeriConnect, Inc. for the periods presented. These condensed statements will become the historical condensed financial statements of Phoenix Network, Inc. upon issuance of consolidated financial statements which include the date of consummation (October 8, 1996) of the merger. The supplementary condensed pro forma information reflects the historical information after giving effect to the merger and also reflects the Tele-Trend and ACI acquisitions as if they had occurred on January 1, 1995. Amounts are in thousands, except per share amounts.

                                                                    Three months ended                     Nine months
                                                                                                              ended
                                                                      September 30,                       September 30,
                                                                     1995        1996                   1995        1996
                                                                     ----        ----                   ----        ----
                     Supplemental Statements of Operations
                     -------------------------------------
                      Revenues                                     $19,207     $24,632                 $55,822    $78,234
                      Cost of Revenues                              13,531      17,772                  39,397     56,676
                                                                   -------     -------                 -------    -------
                      Gross profit                                   5,676       6,860                  16,425     21,558
                      Selling, general and
                         administrative                              5,910       8,378                  16,216     26,340
                                                                   -------     -------                 -------    -------
                      Income (loss) from operations                   (234)     (1,518)                    209     (4,782)
                      Other                                            (44)       (213)                   (194)      (385)
                                                                   -------     -------                 -------    -------
                      Net income (loss)                               (278)     (1,731)                     15     (5,167)
                      Preferred dividends                             (155)       (316)                   (282)      (941)
                                                                   -------     -------                 -------    -------
                      Net income (loss) attributable
                         to common shares                            $(433)    $(2,047)                  $(267)   $(6,108)
                                                                   =======     =======                 =======    =======

                      Net income (loss) per common share            $(0.03)     $(0.10)                 $(0.02)    $(0.30)

                      Weighted average shares outstanding           16,748      20,391                  15,723     20,097

                     Supplemental Pro Forma Information
                     ----------------------------------

                     Revenues                                      $25,888          NA                 $79,999         NA
                     Net income (loss)                                (528)         NA                     632         NA
                     Net income (loss) attributable to
                        common shares                                 (766)         NA                    (231)        NA
                     Net income (loss) per common share             $(0.04)         NA                  $(0.01)        NA

                      Weighted average shares outstanding           19,548          NA                  18,523         NA

                     Supplemental Balance Sheet - September 30, 1996
                     -----------------------------------------------

                     Cash and cash equivalents                                                                     $2,380
                     Accounts receivable, net                                                                      18,917
                     Deferred commissions                                                                           1,348
                     Other current assets                                                                             678
                                                                                                                  -------
                         Total current assets                                                                      23,323
                     Furniture, equipment and data
                       processing, net                                                                              4,412
                     Deferred commissions                                                                             862
                     Customer acquisition costs, net                                                                3,289
                     Goodwill, net                                                                                 18,547
                     Other assets                                                                                     850
                                                                                                                  -------
                         Total assets                                                                             $51,283
                                                                                                                  =======

                     Notes payable                                                                                 $3,425
                     Accounts payable and accrued liabilities                                                      20,006
                                                                                                                  -------
                        Total current liabilities                                                                  23,431
                     Notes payable - long term                                                                      2,122
                     Stockholders' equity                                                                          25,730
                                                                                                                  -------
                        Total liabilities and stockholders' equity                                                $51,283
                                                                                                                  =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the quarter ended September 30, 1996 revenues increased to $20,435,221 compared with revenues of $15,008,217 for the comparable period of the prior year. The increase of 36.2% was due to acquisitions completed by the Company in late 1995 and the quarter ended March 31, 1996. Billed minutes to customers increased 52.7% between periods while the average revenue per minute decreased by 10.8% between periods. The average rate decline was due to the combination of the Company's customers utilizing more competitively priced services offered by the Company over the past year and the effect of the acquired companies' rate structures which generally were lower than those offered by the Company. For the nine months ended September 30, 1996, revenues increased 53.3% from the comparable period of the prior year due to an increase in billed minutes of 76.9% combined with an average per minute rate decrease of 13.4% resulting from the same reasons as the quarterly comparison.

Cost of revenues for the three months ended September 30, 1996 increased to $14,535,566 from $10,042,860 in the prior year's period which, as a percentage of revenue, increased to 71.1% compared to 66.9% for the prior year's period. For the nine month period, cost of revenues increased as a percentage of revenue to 71.9% from 68.2%. Although the Company's average cost per minute of usage has declined by 5.2% for the three months ended September 30, 1996 and 8.6% for the nine months ended September 30, 1996, compared to the prior year's comparable periods, the higher percentage decrease in the average revenue per minute resulted in the decline in the Company's gross profit margin percentage. As a result of the Company's acquisition of ACI, as described in Note B to the financial statements, the Company now operates three long distance switches located in Minneapolis, Colorado Springs and Phoenix and is in the process of moving its customers' traffic to these facilities where economically feasible. Additionally, the Company has signed an agreement with US ONE Communications Corp., a Dallas based company formed primarily to offer wholesale telecommunications services to long distance providers and retail telecommunications services to commercial and residential customers. Beginning in July 1996, US ONE has begun deploying a network of at least 18 Lucent 5ESS-2000 switches nationwide in major markets across the U.S. with a scheduled completion date in late 1997. Phoenix intends to utilize the switching services of US ONE in each market as switches become available in such market. In addition to the US ONE arrangement, the Company has also entered into an agreement with a division of Comdisco, Inc. ("Comdisco"). In support of its core business of computer disaster recovery, Comdisco has built a nationwide fiber optic, high speed data network which is fully satellite redundant. The terms of its agreement with Comdisco allow Phoenix to purchase private line services from Comdisco at discounts to prevailing prices offered by other private line providers. Phoenix plans to utilize the Comdisco private line services in conjunction with the US ONE switches to offer its customers a telecommunications network with a lower cost per minute of usage than currently available under the Company's reseller contracts with other facilities based carriers. Accordingly, the Company anticipates improvement in its gross profit margin as a percentage of revenue as it is able to move its traffic to this network.

US ONE experienced service difficulties in the initial phase of the service cutover coincident with the transfer of long distance traffic from the Company's switch to US ONE's switch in Denver in July 1996. US ONE has stated that these service difficulties arose principally as a result of US ONE's use of a newly designed switch configuration and newly designed software capable of providing local dialtone and long distance switching using the same switching technology. Because the Company's long distance traffic originating in Denver could not be transferred in phases to the US ONE switch, all of the Company's long distance traffic originating in Denver had to be transferred all at once from the Company's Colorado Springs switch to the US ONE Denver switch. This procedure is referred to in the industry as a "flash cut". On the basis of a subsequent switch implementation by US ONE, the Company believes that the risks of future service difficulties similar to those encountered with the Denver switch are remote. US ONE has agreed to pay Phoenix $850,000 as compensation for the service difficulties encountered with the Denver switch and as compensation for assistance provided and to be provided by Phoenix in connection with the implementation of US ONE's switch network. During the quarter ended September 30, 1996, $255,000 of this amount was recognized as revenue and the remainder will be recognized in future periods.

Selling, general and administrative (SG&A) expenses increased slightly as a percentage of revenue from 28.8% for the quarter ended September 30, 1995 to 29.1% for the quarter ended September 30, 1996 and were approximately the same as a percentage of revenue for the comparable nine month periods. As a result of the acquisition of ACI in January 1996, the Company has been operating headquarters facilities in Golden, Colorado in addition to its San Francisco location for the six months ending June 30, 1996. The Company has substantially completed relocating its offices to the Golden facilities in July 1996 and anticipates a reduction in on- going SG&A as a percentage of revenue for the remainder of 1996. Relocation expenses for the nine month period ended September 30, 1996 were $ 982,146 and consist primarily of employee severance, travel, relocation and training costs.

Depreciation and amortization expense increased from $346,114, or 2.3% of revenue, in the September 1995 quarter to $1,018,968, or 5.0% of revenue, in the quarter ended September 1996. The increase resulted primarily from the amortization of the ACI acquisition and the Tele-Trend acquisition completed in August 1995. The reasons for the changes in the nine month periods are the same as for the quarterly comparisons.

Liquidity and Capital Resources

Cash flows from operations for the nine months ended September 30, 1996 resulted in a net negative cash flow of $1,684,168 compared to a negative cash flow of $925,738 for the prior year. Accounts receivable, net of the allowance for doubtful accounts, and accounts payable, each increased at September 30, 1996 compared to December 31, 1995, as a result of the acquisition of ACI described in Note B to the financial statements and as a result of increased billings of the Company for the period. In January 1996, the Company expended $4,086,693 as the cash component of the consideration paid for ACI. The Company has a line of credit available through a finance company allowing for borrowings of up to $10,000,000 based on the Company's trade receivable. There was $1,222,071 outstanding under the line at September 30, 1996.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on September 26, 1996, in Golden, Colorado. Three matters were considered at the Annual Meeting: (a) the election of directors, (b) a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of shares of the Company's Common Stock authorized for issuance from 30,000,000 to 50,000,000 and (c) a proposal to amend the Company's 1989 Stock Option Plan to increase the number of shares of the Company's Common Stock that may be sold pursuant to such Plan from 3,500,000 to 5,000,000.

The following persons were elected by the holders of the Company's Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series F Preferred Stock, voting as a single class, to be directors of the Company, to hold such office until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified, based on the following voting results (when voting with Common Stock as a single class, Preferred Stock votes are tabulated on an as-if-converted to Common Stock basis):

PROPOSAL 1 BREAKDOWN BY DIRECTOR                   FOR           AGAINST      ABSTAIN        NONVOTE           TOTAL
Thomas H. Bell                                 21,207,836        186,495       50,364        2,462,612       23,907,307
James W. Gallaway                              21,292,885        101,446       50,364        2,462,612       23,907,307
Wallace M. Hammond                             21,227,585        166,746      115,664        2,397,312       23,907,307
Merrill L. Magowan                             21,227,585        166,746      115,664        2,397,312       23,907,307
Charles C. McGettigan                          21,226,485        167,846      116,764        2,397,312       23,907,307


In addition, the following persons were elected by the holders of the Company's Series F Preferred Stock, voting as a separate class, to be directors of the Company, to hold such office until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified, based on the following voting results;

NAME                              FOR                       AGAINST             ABSTAIN           NON VOTE        TOTAL
David Singleton                   1,176,056                   -                   -                  -            1,176,056
Max E. Thornhill                  1,176,056                   -                   -                  -            1,176,056

No person, other than those named above, continued as a director after the Annual Meeting.

With respect to the proposal to amend the Company's Restated Certificate of Incorporation to increase the number of shares of the Company's Common Stock authorized for issuance from 30,000,000 to 50,000,000, such proposal was approved by the holders of the Company's Common Stock, voting separately as a class, and by the holders of the Company's Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series F Preferred Stock, voting as a class, based on the following voting results.

PROPOSITION 2
                       COMMON STOCK (VOTING AS A CLASS):

                                FOR                   AGAINST                 ABSTAIN           NONVOTE           TOTAL
Total                       15,567,469                155,049                 183,462           1,792,994         17,698,974

         COMMON STOCK, SERIES A PREFERRED STOCK, SERIES B PREFERRED STOCK, SERIES D PREFERRED STOCK AND SERIES F PREFERRED STOCK, VOTING AS A CLASS (PREFERRED STOCK VOTES ARE TABULATED ON AN AS-IF-CONVERTED TO COMMON STOCK BASIS):

                                FOR                  AGAINST                   ABSTAIN           NONVOTE          TOTAL
Total                       21,126,636               175,189                   223,754           2,381,728        23,907,307

With respect to the proposal to amend the Company's 1989 Stock Option Plan to increase the number of shares of the Company's Common Stock that may be sold pursuant to such Plan from 3,500,000 to 5,000,000, such proposal was approved by the holders of the Company's Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Series F Preferred Stock, voting as a class, based on the following voting results.

PROPOSITION 3

         COMMON STOCK, SERIES A PREFERRED STOCK, SERIES B PREFERRED STOCK, SERIES D PREFERRED STOCK AND SERIES F PREFERRED STOCK, VOTING AS A CLASS (PREFERRED STOCK VOTES ARE TABULATED ON AN AS-IF-CONVERTED TO COMMON STOCK BASIS):


                                FOR                  AGAINST                   ABSTAIN           NONVOTE          TOTAL
Total                       14,632,160               521,313                   217,451           8,536,383        23,907,307


Item 6. Exhibits and Reports on Form 8-K

(a)              11    Statement of Computation of Per Share Earnings
                 27    Financial Data Summary

(b)              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PHOENIX NETWORK, INC.
                                           ---------------------
                                           (Registrant)


Date 11/13/96                              /s/ Wallace M. Hammond
     --------                              ----------------------
                                           Wallace M. Hammond
                                           Chief Executive Officer



Date 11/13/96                              /s/ Jeffrey L. Bailey
     --------                              ---------------------
                                           Jeffrey L. Bailey
                                           Chief Financial Officer
                                           (Chief Accounting Officer)

                             PHOENIX NETWORK, INC.

INDEX TO EXHIBITS

11       Statement of Computation of Per Share Earnings

27       Financial Data Summary