Form 10-K
period 1996-12-31
PHOENIX NETWORK INC
filed 1997-03-31
CIK 704862

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                         ------   -----

                          COMMISSION FILE NO. 0-17909

                             Phoenix Network, Inc.
             (Exact Name of registrant as specified in its charter)

              DELAWARE                                          84-0881154
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)

                    1687 COLE BLVD., GOLDEN, COLORADO 80401
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (303) 205-3500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


      TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------            -----------------------------------------
  Common Stock $0.001 Par Value                AMERICAN STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 24, 1997, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $44,187,299 (based on the closing sales price as reported on the American Stock Exchange).

         The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 25,900,036 at March 24, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders which will be filed no later than 120 days after the close of the Registrant's fiscal year ended December 31, 1996.

         Part III also incorporates certain information by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders held on September 26, 1996 (the "1996 Proxy").

         Part II also incorporates certain information by reference from the Registrant's Registration Statement on Form S-3 (file no. 333-20923), as amended (the "Registration Statement on Form S-3"), which was filed with the Securities and Exchange Commission (the "Commission") on January 31, 1997, and is incorporated by reference herein.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Registrant's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the section entitled "Risk Factors" included within the Registrant's Registration Statement on Form S-3 incorporated by reference herein.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Phoenix Network, Inc., together with its subsidiaries ("Phoenix" or the "Company"), is among the nation's fastest growing publicly-owned inter-exchange carriers ("IXCs") of long distance telecommunications services. Phoenix believes that it offers "simple, honest and straightforward" pricing plans that are generally priced lower than many plans of larger carriers such as AT&T, MCI and Sprint. Moreover, the Company believes that it provides more attentive customer service than its larger competitors. In addition to "1 plus" domestic long distance service, Phoenix offers its customers a wide range of value-added products and services, including inbound (800) service, dedicated access and private line service, Internet access, calling cards, international call-back, conference calling, debit cards, broadcast facsimile transmission and customized management reports.

          Phoenix has begun, and plans to continue, a strategy of aggressively pursuing acquisitions designed to increase revenues and margins, augment product and service offerings, expand distribution capabilities, and increase scale and scope of operations. See "--Acquisitions and Mergers." Since May 1995, Phoenix has acquired 10 companies or customer bases, including one switched reseller, two switchless resellers, one international call-back company, and six customer bases. These acquired companies and customer bases have added significant amounts of revenue, added new products and services, enhanced marketing capabilities and provided technical and network infrastructure.

         Primarily through acquisitions, Phoenix believes it has amassed sufficient size and scope to achieve significant cost savings through deployment of a long distance network system (the "Network") consisting of leased switching equipment in major metropolitan areas and leased transmission facilities between these switches. See "--Network Operations." In contrast to many other IXCs who are investing substantial capital to build networks, the Company is deploying its Network without substantial capital investment. This has been made possible by the increasing availability of capacity on switching and transmission equipment on a leased basis from other telecommunications providers. The ability to lease rather than purchase this capacity, and to expand capacity on an "as needed" basis, creates a significant opportunity for Phoenix to rapidly deploy its Network, while preserving most of the Company's capital spending budget for the acquisition of additional customer traffic that may be shifted onto the Company's Network. By leasing capacity on switching equipment and transmission facilities, Phoenix intends to fully-deploy and substantially load its planned Network by the middle of 1998. Phoenix has entered into agreements to lease switches from US ONE Communications Corp. ("US One") and other providers and to lease fixed-cost IMTs from Comdisco Network Services, a division of Comdisco, Inc. ("Comdisco") and WorldCom, Inc. ("LDDS/WorldCom"). The Network also includes three switches (located in Colorado Springs,

Minneapolis and Phoenix) which were acquired by the Company in connection with an acquisition in January 1996. The Company expects deployment of the Network to significantly reduce the Company's average per minute line costs and provide an important competitive advantage compared to resellers and other IXCs without comparable networks.

BUSINESS STRATEGY

         The Company's objective is to rapidly grow revenues and cash flow by being a leading provider of telecommunications services. The Company's strategy for achieving this goal is to: (i) increase margins by continued deployment and loading of the Network, (ii) continue an aggressive acquisition program, (iii) provide customers a full range of telecommunications products and services and
(iv) bill all of a customers' products and services on one invoice and provide customers with a single point of customer service contact.

         Increase Margins by Continued Deployment and Loading of the Network. Phoenix intends to deploy and load its Network in order to reduce line costs, improve gross margins, have greater control over its customer base and offer enhanced calling features. In addition, by utilizing the Network rather than relying on third-party vendor carriers, the Company believes it is positioned to quickly benefit from potential reductions in local access charges. In contrast to many of its competitors who are investing substantial capital in networks, the Company plans to deploy its Network without substantial capital investment. Phoenix has entered into agreements to lease switching equipment and transmission facilities which, together with the Company's owned switches, have enabled the Company to place approximately 17% of its long distance minutes On-Network (i.e., routed by at least one Company-controlled switch) as of December 31, 1996. The Company believes its leased and owned switching equipment and leased transmission facilities will enable it to carry approximately 90% of its long distance minutes On-Network by December 31, 1997. The Company believes that, when 90% of its long distance minutes are On-Network, its average cost per minute will decline by at least 10% from its average cost per minute in 1996 (assuming present levels of local access charges).

         Continue an Aggressive Acquisition Program. The Company intends to continue to pursue complementary acquisitions which will allow it to rapidly add customers and maximize the number of minutes traveling over the Network. Although Phoenix considers many factors when evaluating a potential acquisition, Phoenix seeks to purchase companies with positive EBITDA (i.e., earnings before income taxes, depreciation and amortization), potential synergies to rapidly increase EBITDA, substantial uncommitted minutes of traffic which can be moved quickly to the Network, strong sales organizations to complement Phoenix's existing marketing efforts and new products and services. Phoenix currently anticipates that long distance resellers are most likely to meet its acquisition criteria, although the Company may also consider other IXCs and telecommunications-related service providers where significant cross-marketing opportunities exist, including cellular, paging and PCS resellers. In addition, because residential calls primarily take place during evenings or on weekends, while business calls generally occur during the day, residential customers' calling patterns are complementary to business customers' calling patterns. Therefore, in order to optimize its use of the Network, the Company may pursue acquisitions which will enhance its residential customer base. See "--Acquisitions and Mergers." Phoenix believes that larger IXCs rarely compete to purchase the Company's desired acquisition candidates due to such acquisition candidates' relatively small size, and, therefore, the Company believes it has been able and will continue to be able to complete acquisitions at attractive valuations. Upon consummation of an acquisition, the Company seeks to eliminate duplicative costs and integrate the target company's customer base onto its Network and billing system as quickly as possible.

         Provide a Full Range of Products and Services. Phoenix seeks to provide a full range of telecommunications products and services. See "--Products and Services." As competition increases in the telecommunications industry, the Company believes that the successful companies will be those that can offer a wide range of products and services, acting as a "one-stop-shop" for customers who are confronted with a proliferation of products and technologies. In addition to providing extra sources of revenue, Phoenix believes that cross-selling a variety of products and services to its customers builds customer loyalty. To complement its current offerings, the Company is currently considering diversifying into a variety of related products and services, including reselling cellular, paging and PCS services and offering its own voicemail. In the wake of recent regulatory changes, the Company intends to compete in the $100 billion local telephone service market which will enhance its offering of telecommunications products and services. Accordingly, Phoenix intends to offer local dialtone service in select markets beginning in the second half of 1997, and, in preparation for this rollout, the Company has filed for and received regulatory approvals in California and New York to offer local dialtone service, pending final tariff filings.

         One Invoice Billing and Single Point of Customer Service Contact. Phoenix believes that the ability to bill customers for all products and services on a single invoice is an important value-added service. The Company is in the process of migrating to a new, state-of-the-art billing and customer care platform, Kenan Systems Corporation's Arbor/BP 6.0 (the "New Billing and Customer Care Platform"), which will give the Company single-billing capabilities. In addition, the New Billing and Customer Care Platform will enable the Company to provide more complete and timely customer service and improved management information reports. The Company is currently billing certain customers on the New Billing and Customer Care Platform and running parallel billing cycles for certain other customers. The Company presently anticipates that all of its customers will be phased onto the New Billing and Customer Care Platform during 1997. The Company's migration to its New Billing and Customer Care Platform is also designed to allow the Company's customer service department to respond to customer inquiries more quickly, efficiently and accurately. The New Billing and Customer Care Platform will allow customer service representatives quick and easy access to information pertaining to all of a customer's accounts, including calling history, payment history, and current account balances, allowing the customer to receive all customer service from a single point of contact. See "--Billing and Information Systems."

ACQUISITIONS AND MERGERS

         Prior Acquisitions and Mergers. Since May 1995, Phoenix has acquired 10 companies or customer bases, including one switched reseller, two switchless resellers, one international call-back company, and six customer bases. The following acquired companies and customer bases have added significant amounts of revenue, added new products and services, enhanced marketing capabilities and provided technical and network infrastructure:


                                     Acquisition         Monthly(1)          Purchase          Form of                Type of
          Acquisition                   Date           Revenues (000s)     Price (000s)     Consideration           Acquisition
          -----------                  ------         ----------------     ------------     -------------          -------------
AMERICOM                              July 1995              $30               $98             Cash                Customer base
Bright Telecom, LP                   August 1995             $50              $356             Cash                Company
Interstate Savings, Inc.             August 1995            $367            $1,450             Cash                Customer base
Tele-Trend                           August 1995            $725            $4,430             Cash                Company
Communications, LLC
Education Communications            December 1995           $175              $525             Cash                Customer base
Systems, Inc.
Automated                           January 1996          $1,917           $17,522             Cash, common        Company
Communications, Inc.                                                                           stock and note
King Communications                 January 1996             $54              $203             Cash                Customer base
Baldcor Capital Group               January 1996             $28              $119             Cash                Customer base
Connections                          March 1996              $20               $36             Cash                Customer base
Communications Source
AmeriConnect, Inc.                  October 1996          $1,442           $12,820(2)             Common stock        Company

(1)      Monthly revenues for first month's billing following the acquisition.
(2) Represents estimated fair market value of Common Stock issued in connection with this transaction, which was accounted for as a pooling of interests.

         Future Acquisitions. Phoenix believes that there will continue to be suitable acquisition candidates that may be acquired at attractive valuations. Phoenix estimates that there are more than 800 long distance companies in the United States and that over 95% of these companies have annual revenues of less than $100 million. The Company believes that many of these companies do not have sufficient capital or access to reasonably-priced capital to rapidly grow their businesses or sufficient traffic volume to become "facilities-based" providers (thereby gaining lower line costs, better control over customers and enhanced calling functions), and therefore may consider selling their businesses. Additionally, the larger IXCs rarely seek acquisitions of such relatively small long distance companies because these smaller companies would add only marginally to the larger IXCs' market size and economies of scale. For these reasons, the Company believes there exists a unique opportunity for Phoenix to pursue select acquisitions and "roll-up" a number of smaller telecommunications companies. Phoenix currently anticipates that long distance resellers are most likely to meet its acquisition criteria, although the Company may also consider other IXCs and telecommunications-related service providers, including cellular, paging and PCS resellers.

NETWORK OPERATIONS

         The Company's Network strategy is to reduce its line costs by transitioning traffic in whole or in part to the Network. Because the switches and transmission facilities comprising the Network are primarily being leased, the Company will be able to deploy its Network without substantial capital investment. Where economically feasible, the Company will supplement its use of leased switches with use of switches currently owned or acquired in future acquisitions. Through a combination of the Network and agreements with vendor carriers, the Company is able to complete point-to-point long distance calls from anywhere within the United States and various foreign countries to anywhere in the world.

         Switching Capabilities. The Company's switches enable the Company to lower its line costs for calls carried in whole or in part over the Network by
(i) affording the Company access to more favorable pricing schedules of vendor carriers normally reserved for carriers who own switches and (ii) enhancing the Company's ability to select the most advantageous transmission alternative available from the Company's leased, fixed-cost IMTs or from the carriers with whom Phoenix has vendor arrangements.

         Leased and owned switches allow the Company to reduce its costs for the services of vendor carriers (where such services are required) by unbundling switching charges from the cost of completing a call. By not purchasing switching services from a vendor carrier, the Company is able to avoid the vendor carrier's mark-up for providing such services, thereby improving the Company's margin for the call.

         In most instances, the most advantageous transmission alternative available will be the Company's leased, fixed-cost IMTs (described below). However, in instances where a Company IMT is not the most advantageous transmission alternative available, optimization software running on the switch can be programmed to select the best transmission alternative available from among the networks of vendor carriers with whom Phoenix has agreements.

         Where the Company leases or owns a switch, the Company also has the capability of optimizing LEC access routing, thereby reducing the Company's cost of completing the call. As an example, because local access charges in some areas are dependent on the distance to the termination telephone, it may be more cost effective for the Company to route a call from Denver to Aspen, Colorado over intrastate long distance routes using a vendor carrier (such as LDDS/WorldCom) rather than terminating the call through the Denver LEC (i.e., U.S. West) over the LEC's local network to Aspen. The optimization software running on the Company's Denver switch gives the Company this flexibility and control.

         Leased and owned switches also give the Company the capability of quickly benefitting from reductions in local access charges. Because the Company's agreements with vendor carriers specify rates for origination and/or termination of long distance calls which incorporate levels of local access charges in place at the time such agreements were negotiated, reductions in local access charges reduce the vendor carriers' cost of completing calls without any concomitant reduction in the rates Phoenix is required to pay to such vendor carriers until such agreements are renegotiated. For On-Network traffic, reductions in local access charges reduce Phoenix's costs, thereby improving its margins for such traffic.

         The Company has entered into an agreement to lease switches from US One. The Company may also lease switches from additional telecommunications providers as the Network is expanded. In addition to leased switches, the Network also includes three switches (located in Colorado Springs, Minneapolis and Phoenix) which were acquired by the Company in connection with the acquisition of Automated Communications, Inc. ("ACI") in January 1996 and may include additional switching and transmission equipment acquired in the future through acquisitions.

         The Company intends to deploy switches and connect those switches to the Network with IMTs in those markets in which it has sufficient long distance traffic to justify deployment. The Company evaluates calling patterns and the amount of long distance traffic in a particular market in determining whether to deploy switches and IMTs in such market. The Company believes that it can cost justify such deployment in those markets in which it has approximately 750,000 originating or terminating long distance minutes per month. The Company is currently utilizing switches that it owns or is leasing from US One in New York, Chicago, Denver, Colorado Springs, Phoenix, Minneapolis and Tampa. In the future, the Company intends to lease switches and commence switching in Los Angeles, San Francisco, Seattle, Atlanta, Washington, D.C., Dallas, Boston, Columbus, Kansas City and Detroit. The ability of the Company to begin switching in a market is dependent (where the Company does not own a switch) on a switching service provider having a switch deployed and operational in or near that market. The Company believes that US One or another switching provider will have switches in operation in each market in which the Company intends to commence switching.

         Transmission Facilities. On routes where the Company has leased IMTs, such IMTs interconnect the Company's leased and/or owned switches and transport long distance telephone calls between such switches. Where the volume of long distance traffic on a particular route between such switches justifies leasing a fixed-cost IMT, access to the IMT affords the Company the opportunity to reduce line costs by transmitting its long distance traffic over such IMT, where available. Because fees for IMTs are fixed and do not vary with usage, additional minutes of use may be loaded on the IMTs without incurring additional costs for such IMTs, thereby improving the Company's margins.

         In most instances, the Company intends to secure its fixed-cost IMTs from Comdisco. The Company has an agreement with Comdisco that allows it to lease IMTs at rates that are no more expensive than the least expensive alternative available from another provider on a given route. In addition, for Comdisco IMTs, the Company has the opportunity to pay a portion of the fees for such IMT in the Company's Common Stock, thereby reducing the Company's cash requirements for securing such IMT. The Company believes that the total fees paid to Comdisco for IMTs will generally be less than the fees payable to the next best alternative provider. See "--Description of Certain Agreements." However, on routes where IMTs are not available from Comdisco, the Company believes it may lease IMTs from numerous other providers, including LDDS/WorldCom and Qwest Communications Corporation. (Fixed-cost IMTs leased by the Company, whether leased from Comdisco or others, are sometimes referred to herein as the "Company's IMTs.")

OFF-NETWORK CALLS

         As of December 31, 1996, the Company estimates that approximately 17% of its traffic was On-Network. The other 83% of its long distance traffic ("Off-Network" traffic) was carried entirely on the networks of vendor carriers with whom the Company has agreements. The percentage of traffic that is Off-Network is expected to decline substantially over the next 12 months as the Network is more fully deployed. However, the Company estimates that approximately 10% of its traffic will always be Off-Network.

        The Company has agreements with numerous major vendor carriers, such as LDDS/WorldCom, Sprint, Frontier Communications, AT&T and others to carry its Off-Network traffic and portions of its On-Network traffic. The Company believes it is well positioned relative to many of its competitors with respect to vendor carrier contracts because, although certain of these contracts specify minimum volume usage, such requirements scale down quickly over time and should not prevent the Company from shifting a substantial portion of its traffic On-Network. In the second half of 1996, the Company signed new carrier contracts with LDDS/WorldCom, Frontier and Sprint. During 1997, Phoenix expects to use LDDS/WorldCom, Frontier and Sprint for most of its vendor carrier needs.

         The vendor carriers whose networks are used by Phoenix have established customer records in their databases. The carriers send to Phoenix, on a daily, weekly, or monthly basis, information containing the long distance traffic of all of Phoenix's customers who have been served by that carrier. Phoenix is obligated to pay the carrier for such traffic at its pre-established contractual rates. The Company processes the call detail information and provides each of its customers with a monthly invoice for its long distance calls at rates established by Phoenix. The customer then pays Phoenix directly. The rates charged to the customer by Phoenix are quoted, contractual rates and are not affected by the particular transmission and switching facilities selected for transmission of a call.

         In most cases, Phoenix, and all long distance providers that resell long distance as some portion of their business, are in direct competition with such vendor carriers for the right to serve the end user. The Company believes that such carriers view the Company and other companies that resell such carriers' services as a low cost, alternative marketing channel which gives the carriers incremental minutes.

PRODUCTS AND SERVICES

         The Company offers a wide variety of long distance and value-added products and services to its customers. These products and services include: "1 plus" domestic long distance service, inbound (800) service, dedicated access and private line services, Internet access, calling cards, international call-back, conference calling, debit cards and broadcast facsimile transmission. The Company also provides customized management reports to help its customers better understand and manage their telecommunications costs. In addition, the Company's business strategy includes adding additional telecommunications products and services, such as local service, cellular service, voicemail, paging and PCS services. See "--Business Strategy." In the wake of recent regulatory changes, the Company intends to compete in the $100 billion local telephone service market. Accordingly, the Company intends to offer local dialtone service in select markets beginning in the second half of 1997. The Company's local dialtone product will be based upon resale of the wholesale dialtone products of switching service providers. The Company believes the ability to offer local dialtone service will further enhance its competitive position by improving its product offerings as well as provide opportunities for revenue growth. Access to the local telephone service market will be subject to availability of wholesale dialtone products from switching service providers and/or regional bell operating companies ("RBOCs") and will be affected by the outcome of pending litigation challenging certain FCC regulations.

         The Company's pricing structure for its products and services is established on the basis of cost and competition. The Company believes that its customers generally select the Company because it offers lower cost long distance transmission than larger IXCs, such as AT&T, MCI and Sprint, while providing more attentive customer service. The Company offers a variety of rate plans that it believes meet the needs of its customers. Under the Company's most commonly subscribed long distance rate plans, customers are generally sold flat per minute rates for interstate and intrastate long distance calls. Such rates generally are determined based upon the customers' usage levels at the time of the sale and do not vary based upon the time of day of a call.

CUSTOMERS

         At December 31, 1996, the Company's customer base was comprised of over 47,000 customers, consisting primarily of small and medium-size business customers and, to a lesser extent, residential customers. The Company targets its marketing efforts primarily to business customers spending $10,000 or less per month on long distance services, and, in the future, the Company will be increasing its focus on building its residential customer base. For the year ended December 31, 1996, the Company's 20 largest customers accounted for less than 5% of revenue and no one customer accounted for more than 1% of revenue.

         Phoenix is presently serving customers in 49 states. Through its international call-back service, the Company serves approximately 900 customers in various countries worldwide.

MARKETING AND SALES

         Overview. The Company's marketing and sales efforts are designed to differentiate the Company from its competitors through simple and low-cost pricing, customization of products and services and person-to-person customer service. The Company's pricing schedules typically include a flat-rate cost per minute, with additional discounts available for higher volume use. While a variety of rate plans are offered, the Company attempts to price its long distance service generally below the basic rates of AT&T, MCI and Sprint.

         The Company emphasizes to its business customers that its menu of services can be customized to meet each individual company's needs, including monthly management reports and specially formatted invoices that help identify and sort calling patterns and track non-business calling. The Company also highlights the high level of regular personal contact in its approach to customer service, including a five-person team of customer representatives that is assigned to each business customer throughout its relationship with Phoenix.

         The Company believes that a key attraction of its marketing and sales presentations to business customers is its invoice system, which utilizes simple and understandable formats for conveying billing information and presents on a single bill all services provided by Phoenix to a customer (except international call-back service). When operational, the New

Billing and Customer Care Platform will enhance the Company's ability to provide single-bill invoicing, which the Company believes will be increasingly important as a marketing tool as telecommunications companies offer a wider range of products and services. See "--Billing and Information Systems."

         Under the Company's "clear billing" system, since January 1996, charges for "1 plus" calls to new customers are based upon six-second increments and the applicable per-minute rate charge. The Company believes that this calculation method differs from that currently employed by certain of its competitors, who use minutes as the minimum billing increment and round up partial minutes of calling time to the next whole minute. In addition, under the Company's most recent rate plans, per call charges are calculated out to four decimal places while many of the Company's competitors round charges for each call up to two decimal places. The resulting charges for the "rounded-up" portion of calling time can be significant for business customers with a high volume of short calls, and the Company's billing method is thus presented to potential customers as a cost-saving feature. The Company views its clear billing policies as a competitive advantage when compared to the billing practices of certain of its competitors.

         The Company conducts its marketing efforts through a focused program that combines direct sales offices located in major metropolitan areas with a network of master sales agents and independent distributors. The Company believes that utilizing a staff of dedicated sales employees facilitates lower turnover, better training and more consistency in presenting the Company's image to the marketplace. At the same time, its network of agents and distributors serves to extend the Company's marketing reach and coverage efficiently and economically.

         For the year ended December 31, 1996, the Company's direct sales and independent distributor (including Master Sales Agent) systems contributed approximately 60% and 40%, respectively, of the total number of new customers, exclusive of customers gained through acquisitions during the period.

         Direct Sales Offices. The Company currently operates 11 sales offices in San Francisco, Los Angeles, Orange County, Seattle, Denver, Chicago, Minneapolis, St. Paul, Atlanta, Kansas City, and Tampa. At December 31, 1996, the Company employed 40 direct sales representatives, 11 sales managers (one in each sales office) that support, train and assist the direct sales representatives and 11 supervisory and administrative personnel in its sales offices. The Company intends to open an additional sales office in New York City in 1997. See "--Future Marketing Initiatives."

         Distribution Network. The Company's distributor network consists primarily of master sales agents and independent distributors. Master sales agents are either individuals or marketing companies with their own experienced sales forces and established networks of business customers. They typically sell telecommunications products and services offered by other companies in addition to Phoenix. Independent, or "standard", distributors are non-employee contractors who generally have not developed the larger sales staffs that characterize master sales agents. The Company estimates that the number of its standard distributor relationships that produce sales on a regular monthly basis is currently in the range of 30-35, although the Company has approximately 50 standard distributor relationships that occasionally produce sales.

         Future Marketing Initiatives. The Company believes that the proliferation of services it expects to offer in the future as a "one-stop-shop" telecommunications provider will require corresponding refinements and enhancements to the Company's marketing and sales strategy. Beginning in the Company's New York City direct sales office, which is expected to open in conjunction with the commencement of local dialtone service, the Company will focus increasingly on offering its customers "bundled" solutions to a wide variety of telecommunications needs in addition to basic long distance service. The Company's current marketing approach usually promotes long distance service as the primary product offering, with other services being offered supplementally. With the expected entry of the Company into the local dialtone market, the marketing focus is expected, over time, to evolve more towards offering both local dialtone and long distance service on a bundled basis. See "--Products and Services." Also, the Company expects that the increasing importance of Internet access to business customers will result in additional resources being devoted to marketing Internet services, particularly to those customers whose need for data transmission is large enough to justify dedicated access for this service.

CUSTOMER SERVICE

         The Company places a strong emphasis on customer service and believes that frequent contact with customers is a significant factor in customer retention. The Company's migration to its New Billing and Customer Care Platform is designed to allow the Company's customer service department to respond to customer inquiries more quickly, efficiently and accurately. The New Billing and Customer Care Platform will allow customer service representatives quick and easy access to information pertaining to all of a customer's accounts, including calling history, payment history, and current account balances.

         The Company has recently completed a new Customer Service Call Center (the "Center") that has state-of-the-art telephone systems, data systems and operating maps to assist in the customer service function. The Center is located adjacent to the Company's headquarters and houses all of the Company's customer service representatives. The Company believes that its new Center further enhances its ability to serve its customers.

         Customer service representatives are available from 6:00 a.m. to 7:00 p.m. Mountain Standard Time (encompassing the business day on both coasts) by dialing a toll-free number to handle any customer inquiries regarding their service. Additionally, the Company is presently providing 24-hour customer service to its dedicated business customers and plans to offer 24-hour customer service to all customers beginning in 1997. To assess satisfaction with the services and products being provided by Phoenix, customer service representatives call existing business customers on a routine basis. In addition, every new customer receives a welcome call.

         The Company's customer service department is organized into four person teams, with each having a team leader that supervises activities. Each customer is assigned to one of the teams which is responsible for all the service needs of that customer. The Company employed 61 customer service representatives as of December 31, 1996.

BILLING AND INFORMATION SYSTEMS

         The Company is in the process of migrating to its New Billing and Customer Care Platform, Kenan Systems Corporation's Arbor/BP 6.0, from seven distinct billing systems, most of which were acquired through acquisitions. The New Billing and Customer Care Platform is fully installed, and certain of the Company's customers have been receiving bills from it. The Company is in the process of running several parallel billing cycles with a presently-utilized billing system to further verify successful operation of the New Billing and Customer Care Platform. Following verification of successful parallel billing cycles, the Company expects that additional customers will receive their bills in the second quarter of 1997 from the New Billing and Customer Care Platform. The Company's remaining customers are planned to be phased into the New Billing and Customer Care Platform over 1997.

         The New Billing and Customer Care Platform is expected to provide four primary benefits to the Company. First, the Company anticipates that it will give the Company more flexibility and control in the billing process. The Company views the ability to bill customers for all such services on a single invoice to be critical as new products and services are offered. The New Billing and Customer Care Platform will also allow the Company to customize bill formats as per a customer's request. Second, the Company anticipates that the New Billing and Customer Care Platform will make customer service more efficient, more accurate and more meaningful to the customer. The New Billing and Customer Care Platform will allow customer service representatives quick and easy access to information pertaining to all of a customer's accounts, including calling history, payment history and current account balances. Third, the Company expects that the New Billing and Customer Care Platform will improve the Company's order entry and provisioning system by adding an automated element to what had previously been done manually. Finally, the Company anticipates that the New Billing and Customer Care Platform will interface with the Company's general accounting ledger to feed financial data directly to the accounting software package.

         At the present time, the Company uses seven distinct billing systems in its business, most of which came into use as a result of acquisitions. These billing systems will be phased out over time as the New Billing and Customer Care Platform is fully implemented. Under the current billing systems, four different call detail formats are available so the customer can customize the way its call detail is presented. The formats include sorting by chronological order, originating phone number, accounting code, and terminating phone number. Additionally, the Company has the ability to write custom reports for a large individual user to replace existing internal reports or provide new reports to that customer.

EMPLOYEES

         As of December 31, 1996, the Company had approximately 231 full-time employees. Of the full-time employees, 71 are engaged in sales and marketing, 61 in customer service, and the remainder in management, development, finance and administrative capacities. None of the Company's employees are represented by a labor union. The Company believes its relations with employees to be good.

GOVERNMENT REGULATION

         The terms and conditions under which the Company provides telecommunications products and services are subject to government regulation. Federal laws and FCC regulations apply to interstate and international telecommunications, while particular state regulatory authorities have jurisdiction over telecommunications that originate and terminate within the same state.

         Federal. The Company is classified by the FCC as a non-dominant carrier, and therefore is subject to significantly reduced federal regulation. After the recent reclassification of AT&T as a non-dominant carrier in its provision of domestic services, among domestic carriers only the LECs are classified as dominant carriers for the provision of interstate access services. As a consequence, the FCC regulates many of the rates, charges, and services of the LECs to a greater degree than the Company's. The FCC has proposed that the RBOCs offering out-of-region interstate inter-exchange services be regulated as non-dominant carriers, as long as such services are offered by an affiliate of the RBOC that complies with certain structural separation requirements, which may make it easier for the RBOCs to compete directly with the Company for long distance subscribers. These would be the same separation requirements that currently are applicable to independent LECs that provide interstate inter-exchange services, although the FCC on March 21, 1996 initiated a rule-making proceeding in which it is considering whether to modify or eliminate these separation requirements.

         Because AT&T is no longer classified as a dominant carrier, certain pricing restrictions that formerly applied to AT&T have been eliminated, which may make it easier for AT&T to compete with the Company for low volume long distance subscribers. International carriers may also be classified as dominant if they exercise market power or are considered to be affiliated with foreign carriers, as defined under the FCC's rules. Non-dominant carriers are currently required to file international tariffs. The FCC generally does not exercise direct oversight over cost justification and the level of charges for service of non-dominant carriers, such as the Company, although it has the statutory power to do so. Non-dominant carriers are required by statute to offer interstate and international services under rates, terms, and conditions that are just, reasonable, and not unduly discriminatory. The FCC has the jurisdiction to act upon complaints filed by third parties or brought on the FCC's own motion against any common carrier, including non-dominant carriers, for failure to comply with its statutory obligations. Additionally, the 1996 Act grants explicit authority to the FCC to "forbear" from regulating any telecommunications services provider in response to a petition and if the agency determines that the public interest will be served. On October 31, 1996, the FCC exercised this authority and released an order which, among other things, requires nondominant IXCs to cancel their currently-filed tariffs for interstate domestic services within nine months of the effective date of the order and prohibits such filings in the future.

         The FCC imposes only minimal reporting requirements on non-dominant resellers, although the Company is subject to certain reporting, accounting, and record keeping obligations. A number of these requirements are imposed, at least in part, on all carriers, and others are imposed on carriers, such as the Company, whose annual operating revenues exceed $100 million. The Company has been granted authority by the FCC to provide international telecommunication services through the resale of switched services of various vendor carriers. The FCC reserves the right to condition, modify, or revoke such international authority for violations of the Communications Act of 1934 or its rules.

         The Company currently has two tariffs on file with the FCC, one covering its domestic interstate services and one covering international services. Pursuant to the FCC's October 31, 1996 order, the Company intends to cancel its tariff for domestic interstate services. As an international non-dominant carrier, the Company has been required to include, and has included, detailed rate schedules in its international tariffs, which are filed on 14-days' notice without cost support to justify rates. Resale carriers, like all other interstate carriers, are also subject to a variety of miscellaneous regulations that, for instance, govern the documentation and verifications necessary to change a subscriber's long distance carrier, limit the use of "800" numbers for pay-per-call services, require disclosure of certain information if operator assisted services are provided, and govern interlocking directors and management.

         The 1996 Act authorizes the RBOCs to provide inter-LATA inter-exchange telecommunication services, upon the receipt of any necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate or interstate long distance services and, for in-region long distance services, upon specific FCC approval and upon satisfying other conditions, including a checklist of interconnection and other requirements. The 1996 Act also provides for certain safeguards against anticompetitive conduct by the RBOCs in the provision of inter-LATA service including a requirement for a separate subsidiary and certain joint marketing limitations.

         GTE was previously prohibited from providing inter-exchange telecommunications services by the GTE Decree. The 1996 Act vacates the GTE Decree and authorizes GTE to provide inter-LATA inter-exchange telecommunications services without regard to limitations by region, although the necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service must be obtained by the various operating companies of GTE prior to the provision of long distance service, and GTE is subject to the provisions of the 1996 Act that impose interconnection and other requirements on the LECs.

         Like substantially all other long distance carriers, the Company has been the subject of complaints before the FCC regarding the unauthorized switching of subscribers' long distance carriers, also known in the industry as "slamming." The Company believes that most of such complaints arose from telemarketing efforts by the Company, a marketing practice that the Company has discontinued. The Company has never been penalized or cited for "slamming" by the FCC. As to all complaints pending at December 31, 1996, the Company has filed timely responses to such complaints and believes that such complaints will be resolved without a material adverse impact upon the Company.

         In addition, the 1996 Act adds a new provision that imposes liability upon all telecommunications carriers to the carrier previously selected by the subscriber for unauthorized switching of subscribers' long distance carriers. Liability is imposed in an amount equal to all charges paid by the subscriber after the unauthorized conversion. The FCC is required to adopt new rules to implement this new statutory requirement. The impact that this statutory provision will have on the Company cannot be determined at this time.

         State. The Company is subject to varying levels of regulation in the 49 states in which it is currently authorized to provide originating interstate telecommunications services and the 47 states in which it is currently authorized to provide intrastate telecommunications services. The vast majority of the states require the Company to apply for certification, which entails proof of technical, managerial and financial ability, to provide intrastate telecommunications services, or at least to register or to be found exempt from regulation, before commencing intrastate service. A majority of states also require the Company to file and maintain detailed tariffs listing their rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval or notice for transfers of control of certified carriers, and/or for corporate reorganizations; acquisitions of telecommunications operations; assignments of carrier assets, including subscriber bases; and carrier securities offerings. In certain instances the Company has sought retroactive authority in various jurisdictions for certain acquisitions and other reportable events. While the Company expects to receive all requested approvals with respect to such retroactive filings, the Company had not received all of such approvals as of March 30, 1997. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations, and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. If state regulatory agencies conclude that the Company has taken steps without obtaining the required authority, they may impose one or more of the sanctions listed above.

         Currently, the Company can provide originating interstate and intrastate service to customers in 47 states and the District of Columbia. Of the states in which the Company provides originating service, 38 have public utility commissions that actively assert regulatory oversight over the services offered by the Company. Recently, two states (Arizona and Oklahoma) modified their rules to require certification, and, although the applications were filed with both commissions, the Company has not yet received written approval. However, resale of long distance services in these states was previously allowed without certification, and such resale is permitted to continue during the pendency of these filings.

         Additionally, the rules for each state vary in regard to the authorization of inter-LATA versus intra-LATA service. Upon initial certification, the Company generally requested approval to provide resold intrastate long distance telecommunications services, unless a state had specific rules pertaining to LATAs. At the time, depending on the individual state regulations, some states only allowed the Company to provide inter-LATA services, and the LECs typically provided intra-LATA services. However, many states have modified their rules to allow competition in the intra-LATA market. Generally speaking, as the rules have been modified, the states have either ordered that all certified inter-LATA carriers now have the authority to provide intra-LATA services, or directives have been given for companies to apply for intra-LATA authority or revise existing tariffs to comply with state regulations. In those states which issued directive for companies to apply for intra-LATA authority or revise tariffs, the Company has complied with such orders.

         The Company continuously monitors regulatory developments in all states in which it does business in order to ensure regulatory compliance. To the extent that the Company converts from a switchless reseller to a switched reseller, modification or amendment of the Company's state certifications may be required.

         Additional complaints for unauthorized switching of subscribers' long distance carriers and for other issues involving subscriber liability for billed calls for which the subscriber denies responsibility and other billing issues have been lodged against the Company before other state public utilities commissions. Although such complaints could result in additional legal actions or proceedings being initiated against the Company, the Company believes that such matters would be satisfactorily resolved without a material adverse impact upon the Company's results of operations or financial condition. A final determination by one or more jurisdictions that the Company engaged in the unauthorized switching of subscribers' long distance carriers or other unauthorized conduct could have a material adverse effect upon the Company's results of operations or financial condition as, among other things, the Company would be subject to financial penalties and potential revocation of its operating authority in the particular jurisdiction, as well as other possible restrictions.

         The Company believes that it is in compliance in all material respects with the requirements of federal and state regulatory authorities and maintains communications regularly with the various regulatory authorities in each jurisdiction.

DESCRIPTION OF CERTAIN AGREEMENTS

         The following is a discussion of certain material terms and provisions of the Company's agreements with US One and Comdisco. Such discussions are qualified in their entirety by reference to the terms of such contracts.

         US One. The Company's Agreement with US One, dated May 22, 1996 and amended October 11, 1996, December 30, 1996, January 3, 1997 and March 26,
1997 (as amended, the "US One Agreement"), has an initial term which expires on May 22, 2003, but it is automatically renewed for successive one year terms in the absence of non-renewal by either party. The US One Agreement gives the Company access to US One's switches as they are deployed and includes a Switch Implementation Schedule which specifies target dates for deployment of the first 14 of US One's switches in specific service areas (the "Service Areas"). Four of US One's switches had been deployed as of December 31, 1996, and the remaining 11 switches are scheduled to be deployed by December 1997.

         US One experienced technical difficulties and delays with the implementation of its first switch that resulted in service deficiencies for certain of Phoenix's Denver customer base. US One has successfully deployed three additional switches without similar technical difficulties.

         The US One Agreement provides that US One will supply, at its expense, network design engineering assistance and consultation to facilitate the Company's transition into utilizing US One's services and in developing systems and procedures for management of such services until November 22, 1997 or until nine months following the actual installation date of the last switch identified on the Switch Implementation Schedule, whichever is later. This engineering assistance includes the use of US One's network optimization model that runs on the Company's switches leased from US One and which is designed to select the least expensive transmission route available for each long distance call by a Phoenix customer. By November 1997, the Company expects to develop the engineering expertise to be able to bring the network design and optimization function in-house.

         The US One Agreement does not prevent Phoenix from contracting with other providers of Communications Services, nor does it restrict US One from providing such services to other long distance or telecommunications services providers.

         The US One Agreement limits the liability of each of Phoenix and US One for defaults, breaches of representations, warranties or agreements under the US One Agreement to amounts that were or would have been charged for the related Communications Service. Neither party may be liable to the other for any indirect, special, reliance, incidental or consequential losses or damages. The US One Agreement further provides for certain rights of indemnification in favor of each of the parties.

         Comdisco. The initial term of the Company's agreement with Comdisco, dated March 25, 1996 (the "Comdisco Agreement") runs through March 25, 1999, but it automatically renews unless either party gives notice of nonrenewal. Pursuant to the Comdisco Agreement, Comdisco has agreed to furnish the Company with transmission capacity on its fixed-cost IMTs. Phoenix has the option to increase or decrease the number of IMT circuits upon 30 or 60 days prior written notice, respectively, subject to required service intervals and availability.

         Comdisco has agreed that, on routes where the Company has leased IMTs from Comdisco, the monthly charges for such IMTs will not exceed the charges from the least expensive alternative available from an alternative provider on the same route. When the Company leases Comdisco's facilities, the monthly fees per IMT consist of two forms of payment. The first payment is comprised of a cash payment based upon Comdisco's incremental cost for such facility (the "Incremental Cost Payment"). The second payment (the "Cost Savings Payment") consists of cash or equity of the Company and is based upon the cost savings between the total cost of next best alternative facility on the same route available from an alternative provider and the Incremental Cost Payment. If paid in cash, the second payment is equal to such cost savings. If paid in equity of the Company, the second payment is in Common Stock of the Company with a fair market value equal to one-half of such cost savings. The Cost Savings Payment is payable in the Company's Common Stock until March 25, 1997, and, at the Company's option, in cash or Common Stock thereafter. When the Company's Common Stock is used to pay a portion of the fees for Comdisco IMTs, this arrangement reduces the Company's cash requirements for securing such IMTs.

         Comdisco has specifically disclaimed any representation or warranty concerning the products, equipment, software, or services provided under the Comdisco Agreement, and has not warranted that transmission service will be uninterrupted. Other than for certain indemnification obligations, Comdisco's liability to Phoenix for losses and damages is limited to the amount of cash fees paid by Phoenix during the preceding 12 month period. Comdisco may not be held liable for special, exemplary or consequential damages to Phoenix.

         Phoenix has the option to terminate the Comdisco Agreement upon 30 days' notice to Comdisco or immediately if service on an IMT is interrupted for a period of 24 or more consecutive hours. Either party may terminate the Comdisco Agreement upon the occurrence of material default by the other party upon 30 days' prior written notice after the other party has been given an opportunity to cure the default.

ITEM 2. PROPERTIES

         The Company leases its principal executive offices in Golden, Colorado. In June 1996, the Company completed the relocation of its corporate headquarters from San Francisco. The lease for the Golden, Colorado offices expires on December 30, 1997, and the Company believes that the term of such lease will be extended in the second quarter of 1997. The Company leases sales offices in the following cities: Atlanta, Chicago, Denver, Kansas City, Los Angeles, Minneapolis, Orange County, San Francisco, Seattle, St. Paul and Tampa. In addition, the Company intends to open a sales office in the New York metropolitan area during 1997. The Company also leases space for its Customer Service Call Center in Golden, Colorado. The Company currently leases approximately 78,802 square feet of office space for an aggregate of $115,000 per month. In addition, the Company currently leases spaces for switches in Colorado Springs, Minneapolis and Phoenix for an aggregate of $15,000 per month.

ITEM 3. LEGAL PROCEEDINGS

         LDDS Communications, Inc. commenced an action in the United States District Court for the Southern District of Mississippi in July of 1993 against ACI and the former owner of ACI asserting claims relating to alleged breaches of Noncompete and Confidentiality Agreements the defendants had signed in connection with two transactions in which LDDS was involved. The alleged breaches primarily relate to ACI's hiring of sales representatives employed by Dial-Net, Inc., a long distance company LDDS acquired in a merger transaction, before the merger was consummated. LDDS asserted a monetary damage claim of between $2.0 million and $3.0 million. ACI and ACI's former owner counterclaimed, asserting a monetary damage claim in excess of $5.0 million. Before trial, LDDS was informed that a subsidiary of Phoenix Network had acquired ACI, but LDDS took no steps to change the pleadings to name Phoenix in the litigation. A trial on this action was conducted in the United States District Court in Jackson, Mississippi from October 2, 1996 through October 17, 1996, and final arguments were heard on November 15, 1996. The trial court took the matter under advisement at the close of the trial. The Company cannot predict when the trial court will reach a decision in the case. The former owner of ACI has actively defended and pursued the claims on behalf of herself and ACI and has agreed to indemnify Phoenix against any liability the Company might have as a result of this action. An escrow account, funded with 1,400,000 shares of Phoenix Common Stock has been established by the former owner of ACI with respect to this indemnification obligation. The Company believes it unlikely that the outcome of this action will have a material adverse affect upon the Company's results of operations or financial condition, however, there can be no assurance that this matter will not result in such a material adverse affect upon the Company.

         In addition, the Company is a party, from time to time, in litigation incident to its business. The Company is not aware of any current or pending litigation that it believes will have a material adverse affect on the Company's results of operations or financial condition.

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

                                                            Low          High
                                                            ---          ----
YEAR ENDED DECEMBER 31, 1995
  First quarter ended March 31, 1995 .................    $   1.88     $   3.50
  Second quarter ended June 30, 1995 .................    $   2.25     $   3.13
  Third quarter ended September 30, 1995 .............    $   2.44     $   4.63
  Fourth quarter ended December 31, 1995 .............    $   3.31     $   4.44
YEAR ENDED DECEMBER 31, 1996
  First quarter ended March 31, 1996 .................    $   3.44     $   4.00
  Second quarter ended June 30, 1996 .................    $   2.88     $   5.88
  Third quarter ended September 30, 1996 .............    $   4.50     $   5.94
  Fourth quarter ended December 31, 1996 .............    $   3.38     $   4.94


         The closing sales price of the Company's Common Stock as reported by the American Stock Exchange on March 24, 1997 was $2.563.

         As of the close of business on March 24, 1997, there were approximately 734 stockholders of record of the Company's Common Stock, including shares held in street name by various brokerage firms.

         The Company has not, since 1983, paid any dividends on its Common Stock and the Company does not anticipate the payment of dividends on such stock in the foreseeable future. In addition to any applicable state law restrictions relating to the payment of dividends on its Common Stock, the Company is restricted from paying dividends on Common Stock until all dividends due on outstanding Preferred Stock have been paid. Since September 1993, the Company is additionally restricted from paying any dividends on its Common or Preferred Stock without the consent of its finance company under the terms of its Credit Agreement (as hereinafter defined).

         The Company had 98,625 shares of Series A Preferred Stock and 114,500 shares of Series B Preferred Stock outstanding at December 31, 1996 with a combined cumulative dividend requirement of $191,813 per year. Additionally, the Company had 333,333 shares of Series D Preferred Stock outstanding at December 31, 1996 with non-cumulative dividend preferences over Common Stock. As of December 31, 1996, the Series A, B and D shares, with accumulated and unpaid dividends of $736,770 were convertible into 1,908,977 shares of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial data presented below for, and as of the end of, the years ended December 31, 1996, 1995, 1994, 1993 and 1992 have been derived from the consolidated financial statements of the Company, which statements have been audited by Grant Thornton LLP, independent certified public accountants. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere herein.

                                                                            Year ended December 31,
                                                                    --------------------------------------------
                                                          1992        1993        1994        1995        1996
                                                        --------    --------    --------    --------    --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue .............................................   $ 36,502    $ 53,905    $ 74,405    $ 75,855    $ 99,307
Cost of revenue .....................................     27,352      39,381      52,650      53,776      73,438
                                                        --------    --------    --------    --------    --------
               Gross profit .........................      9,150      14,524      21,755      22,079      25,869
Selling, general and administrative expenses ........      9,438      15,851      21,075      22,323      31,115
Depreciation and Amortization .......................        254         538         678       1,126       4,358
Relocation expenses .................................       --          --          --          --         1,133
Acquisition expenses ................................       --          --          --          --         1,309
Aborted bond offering expenses ......................       --          --          --          --           246
                                                        --------    --------    --------    --------    --------
                                                           9,692      16,389      21,753      23,449      38,161
                                                        --------    --------    --------    --------    --------
    Operating income (loss) .........................       (542)     (1,865)          2      (1,370)    (12,292)
Other income (expense):
    Interest income .................................         40          19          36         103          85
    Interest expense ................................        (42)        186        (425)       (261)       (626)
    Loss on abandonment of fixed assets .............       --          --          --        (1,020)        (15)
    Miscellaneous income (expense) ..................        (11)        (10)         43          (7)          4
                                                        --------    --------    --------    --------    --------
                                                             (13)       (177)       (346)     (1,184)       (552)
                                                        --------    --------    --------    --------    --------
Income (loss) before income taxes and
  cumulative effect of accounting  change ...........       (555)     (2,042)       (344)     (2,554)    (12,844)
Income tax benefit (expense) ........................       --           494         (16)       (500)       --
                                                        --------    --------    --------    --------    --------
Income (loss) before cumulative effect of
  accounting change .................................       (555)     (1,548)       (360)     (3,054)    (12,844)
Cumulative effect of change in amortization of
  deferred commissions ..............................       --          --           123        --          --
                                                        --------    --------    --------    --------    --------
               Net income (loss) ....................   $   (555)   $ (1,548)   $   (483)   $ (3,054)   $(12,844)
                                                        ========    ========    ========    ========    ========
Net income (loss) attributable to common shares:
   Net income (loss) ................................   $   (555)   $ (1,548)   $   (483)   $ (3,054)   $(12,844)
   Preferred dividends ..............................       (262)       (268)       (232)       (594)     (1,206)
                                                        --------    --------    --------    --------    --------
                                                        $   (817)   $ (1,816)   $   (715)   $ (3,648)   $(14,050)
                                                        ========    ========    ========    ========    ========
Loss per common share:
Loss before cumulative effect of accounting
  change ............................................   $  (0.08)   $  (0.15)   $  (0.04)   $  (0.24)   $  (0.68)
Cumulative effect of accounting change ..............       --          --         (0.01)       --          --
                                                        --------    --------    --------    --------    --------
Net loss per common share ...........................   $  (0.08)   $  (0.15)   $  (0.05)   $  (0.24)   $  (0.68)
                                                        ========    ========    ========    ========    ========
BALANCE SHEET DATA (at end of period):
Working capital (deficit) ...........................   $    370    $  1,478    $  1,409    $ 10,252    $ (7,786)
Total assets ........................................     11,340      17,317      17,568      33,028      45,794
Long term debt ......................................       --          --          --          --         2,213
Stockholders' equity (deficit) ......................     (2,825)      3,668       4,512      19,188      18,172

         The Company has not, since 1983, declared or paid any dividends on its Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to the historical information contained herein, the following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Business" and the section entitled "Risk Factors" included in the Registration Statement on Form S-3 incorporated by reference herein. The following discussion reflects the merger with AmeriConnect, Inc. (the "AmeriConnect Merger") on a pooling of interests basis and is based upon and should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

GENERAL

         The Company entered the telecommunications industry as a switchless long distance reseller in 1985, and the Company grew internally on the efforts of its sales and marketing force during the following decade. Additionally, since May

1995, the Company has completed 10 acquisitions of companies or customer bases, thereby strengthening the Company's customer base, product and service offerings and sales distribution. The largest of these acquisitions iclude:
Bright Telecom L.P. ("Bright"), a San Francisco-based international call-back company, Tele-Trend, a switchless reseller based in Denver, and a portion of the customer base of ISI Telecommunications, Inc. ("ISI"), a switched reseller, all of which were completed in the last half of 1995. In January 1996, the Company acquired ACI and, in October 1996, the Company completed the AmeriConnect Merger. See "Item 1--Business--Acquisitions and Mergers."

         Phoenix believes it has amassed sufficient size and scope to achieve significant cost savings through deployment of its Network, consisting of switching equipment in major metropolitan areas and transmission facilities between these switches. In contrast to some other IXC's who are investing substantial capital to build networks, the Company is deploying its Network without substantial capital investment. This has been made possible by the increasing availability of capacity on switching and transmission equipment on a leased basis from other telecommunications providers. The ability to lease rather than purchase this capacity, and to expand capacity on an "as needed" basis, creates a significant opportunity for Phoenix to rapidly deploy its Network, while preserving most of the Company's capital spending budget for the acquisition of additional customer traffic that may be shifted onto the Company's Network. By leasing capacity on switching equipment and transmission facilities, Phoenix intends to fully-deploy and substantially load its planned Network by the end of 1997. Phoenix has entered into agreements to lease switches from US One and other vendors on an as-needed basis and to lease fixed-cost IMTs from Comdisco and LDDS/WorldCom. The Network also includes three switches (located in Colorado Springs, Minneapolis and Phoenix) which were acquired by the Company in connection with the acquisition of ACI in January 1996 and may include additional switches acquired in the future through acquisitions. The Company expects deployment of the Network to significantly reduce the Company's average per minute line costs and provide an important competitive advantage compared to resellers and other IXCs without comparable networks.

         Phoenix currently has agreements with major long distance carriers, such as LDDS/WorldCom, Sprint, Frontier, AT&T and others, to carry the majority of its long distance traffic. During the planned 12 month transition period as the Network is being deployed, and afterward on a limited basis, the Company will continue to use these vendors to carry traffic. The Company's agreements with vendors specify minimum volume usage requirements, but, in contrast to many of its competitors, such requirements scale down over the next 18 months, thereby freeing traffic to be loaded on the Network. Accordingly, minimum volume usage requirements under these agreements, where they exist, should not limit the Company's ability to load a substantial portion of its traffic on the Network as it is deployed.

         The Company derives revenue through sales of telecommunications services to its customers including, (i) "1 plus" and (800) service and (ii) dedicated service and private lines. Revenues are based upon rates set by the Company and billed to its customers for the services utilized. The Company's other revenues are primarily derived from calling cards, Internet access, international call-back and conference calling.

         The Company's cost of revenues consists of amounts paid to switching services providers and to carriers for bundled switching and transmission services. Switching services rates are fixed on a contractual, per minute basis. The rates the Company pays for bundled switching and transmission service vary depending on which underlying carrier is used for service and the volume of traffic on such carriers.

         Selling, general and administrative expenses ("SG&A") consist of personnel costs, sales commissions and marketing costs, facilities costs, billing costs, bad debt expense and other general expenses. Sales commissions represent the amounts paid to employees and independent contractors for the procurement of new customers. Commissions paid are a combination of one-time up-front payments for new customers and residual commissions paid based upon customers' usage. One-time up-front commissions paid to independent contractors are amortized primarily over a four year period. All other commissions are expensed as earned. Bad debt expense is provided for on a monthly basis as a charge to earnings based upon estimated uncollectible accounts. Accounts are written off against the reserve when deemed to be uncollectible.

RESULTS OF OPERATIONS

         The following table sets forth for the years and periods indicated the respective percentages of revenues represented by certain items in the Company's statements of operations.

                                           Year Ended December 31,
                                        ----------------------------
                                         1994       1995       1996
                                        ------     ------     ------
STATEMENT OF OPERATIONS DATA:
Revenues ..........................      100.0%     100.0%     100.0%
Cost of revenues ..................       70.8       70.9       74.0
                                        ------     ------     ------
Gross profit ......................       29.2       29.1       26.0
Selling, general and
   administrative .................       28.3       29.4       31.3
Depreciation and
   amortization ...................        0.9        1.5        4.4
Relocation expenses ...............       --         --          1.1
Acquisition expenses ..............       --         --          1.3
Aborted bond offering expenses ....       --         --          0.2
                                        ------     ------     ------
                                          29.2       30.9       38.3
                                        ------     ------     ------
Operating income (loss) ...........       --         (1.8)     (12.3)
Interest income ...................       --          0.1       --
Interest expense ..................       (0.5)      (0.3)      (0.6)
Loss on abandonment of
   fixed assets ...................       --         (1.3)      --
Miscellaneous income ..............       --         --         --
Income tax benefit
   (expense) ......................       --         (0.7)      --
                                        ------     ------     ------
Loss before cumulative
   effect of accounting
   change .........................       (0.5)      (4.0)     (12.9)
Cumulative effect of change
   in amortization of deferred
   commissions ....................       (0.2)      --         --
                                        ------     ------     ------
Net income (loss) .................       (0.7)%     (4.0)%    (12.9)%
                                        ======     ======     ======
Preferred dividends ...............       (0.3)      (0.8)      (1.2)
                                        ------     ------     ------
Net income (loss)
   attributable to common
   shares .........................       (1.0)%     (4.8)%    (14.1)%
                                        ======     ======     ======

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Revenues. Revenues increased by $23.4 million or 30.8%, to $99.3 million for the 1996 from $75.9 million for 1995. This increase was primarily the result of an increase in MOU of 214,484,000 minutes, to 628,352,000 minutes for

1996, from 413,868,000 minutes for 1995 which was partially offset by a 13.7% decrease in the average revenue per MOU to $.158 per MOU for 1996 from $.183 per MOU for 1995. Revenues per MOU decreased primarily as a result of the Company's customers utilizing more competitively priced services offered by the Company during 1996 and the effect of acquired companies' rate structures which generally were lower than those offered by the Company. The customers gained from the ACI acquisition during 1996 accounted for approximately 26.8% of total MOU in the period.

         Cost of Revenues. Cost of revenues increased by $19.6 million or 36.4%, to $73.4 million for 1996 from $53.8 million for 1995. This increase was primarily the result of an increase in MOU resulting from acquisitions. Cost of revenues per MOU decreased 10.0% to $.117 per MOU for 1996 from $.130 per MOU for 1995 primarily as a result of the acquisition of ACI, which had a cost per MOU which was lower than the Company's, and, to a lesser extent, the Company being able to place new business on its most favorably priced vendor carrier contracts. As a percentage of revenues, cost of revenues increased to 74.0% for 1996 from 70.9% for 1995. The increase in cost of revenues as a percentage of revenues was primarily the result of the Company providing lower-priced services to its customers without a corresponding decrease in the cost of providing such services. Historically, as the Company's traffic volume with its vendor carriers has increased, it has been able to negotiate more favorable rates with such vendor carriers, usually in conjunction with an increased volume commitment. However, in order to pursue its long-term strategy of deploying and loading the Network, the Company did not renegotiate any of its material vendor carrier contracts in the first half of 1996 in order to avoid increased vendor carrier commitments.

         Selling, General and Administrative Expenses. SG&A increased by $8.8 million, or 39.4%, to $31.1 million for 1996 from $22.3 million for 1995. This increase was primarily the result of incremental SG&A associated with the ACI acquisition. SG&A as a percentage of revenue increased to 31.3% for 1996 from 29.4% of revenues for 1995. During 1996, the Company was incurring certain duplicative operating costs in connection with the operation of ACI, such as facilities expense and salaries of administrative personnel performing similar functions. The Company consolidated its San Francisco operations into the former ACI facilities in July 1996. During 1996, the Company incurred approximately $1.0 million in duplicative operating costs which were eliminated as of July 1996. The Company expects to realize further savings as it integrates the AmeriConnect Merger in the first quarter of 1997.

         Depreciation and Amortization. Depreciation and amortization increased by $3.3 million to $4.4 million for 1996 from $1.1 million for 1995. This increase is primarily attributable to the increased amortization of goodwill and customer bases recorded as a result of the acquisitions discussed above.

         Relocation Expenses. Relocation expenses of $1.1 million were incurred in 1996 from the Company's relocation of its primary operations from San Francisco to Golden, Colorado.

         Acquisition Expenses. Acquisition expenses of $1.3 million were incurred in connection with the AmeriConnect Merger and consist primarily of transaction fees to third parties, legal and accounting fees and a contractual severance payment to AmeriConnect's CEO.

         Aborted Bond Offering Expenses. Aborted bond offering expenses relate to legal and accounting fees in connection with a proposed bond offering the Company began in the last half of 1996. The Company decided to discontinue the offering in January 1997 due to unfavorable market conditions.

         Interest Income. Interest income decreased by $18,000 to $85,000 for 1996 from $103,000 for 1995, as a result of lower cash balances in the Company's interest bearing bank accounts.

         Interest Expense. Interest expense increased by $364,000 to $625,000 for 1996 from $261,000 for 1995. This increase was primarily the result of increased borrowings under the Company's credit facility. Interest expense will increase substantially in future periods as a result of increased indebtedness under the Company's credit facility.

         Net Loss. Net loss increased by $9.8 million to a net loss of $12.8 million for 1996 from a net loss of $3.0 million for 1995 for the reasons discussed above.

         Preferred Dividends. Preferred dividend requirements increased by $612,000 to $1,206,000 for 1996 from $594,000 for 1995 primarily as a result of the issuance of 1,176,056 shares of Series F Preferred Stock in June 1995.

Effective in December 1996, the Company converted the Company's outstanding Series F Preferred Stock into Common Stock of the Company in accordance with the terms therewith. As a result of the conversion of the Series F Preferred Stock, the Company's preferred dividend requirements have decreased.

         Net Loss Attributable to Common Shares. Net loss attributable to common shares increased by $10.4 million to a net loss attributable to Common Stock of $14.0 million for 1996 from a net loss attributable to Common Stock of $3.6 million for 1995 for the reasons discussed above.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Revenues. Revenues increased by $1.5 million, or 1.9%, to $75.9 million for 1995 from $74.4 million for 1994. This increase was primarily the result of an increase in MOU of 35,222,000 minutes, from 378,646,000 minutes for 1994 to 413,868,000 minutes for 1995, which was partially offset by a 7.1% decrease in the average revenue per MOU from $0.197 per MOU for 1994 to $0.183 for 1995. Revenues per MOU decreased primarily as a result of the Company's customers utilizing more competitively priced services offered by the Company during 1995 and the effect of acquired companies' rate structures which generally were lower than those offered by the Company. In August 1995, the Company acquired Bright, Tele-Trend and selected customers from ISI. The customers gained from these acquisitions accounted for approximately 5.1% of total MOU for 1995.

         Cost of Revenues. Cost of revenues increased by $1.2 million, or 2.1%, to $53.8 million for 1995 from $52.6 million for 1994. This increase was primarily the result of an increase in MOU resulting from acquisitions. Cost of revenues per MOU decreased 6.5% to $0.130 per MOU for 1995 from $0.139 per MOU for 1994 as a result of the Company being able to place new business on its most favorably priced vendor carrier contracts. As a percentage of revenues, cost of revenues remained comparable between periods at 70.9% for 1995 compared to 70.8% for 1994.

         Selling, General and Administrative Expenses. SG&A increased by $1.2 million, or 5.9%, to $22.3 million for 1995 from $21.1 million for 1994. This increase was due in part to $423,000 of incremental SG&A as a result of the Tele-Trend acquisition. SG&A as a percentage of revenues increased to 29.4% for 1995 from 28.3% for 1994 primarily due to the acquisition.

         Depreciation and Amortization. Depreciation and amortization increased by $448,000, or 66.1%, to $1.1 million for 1995 from $678,000 for 1994. This increase is primarily attributable to the increased amortization of goodwill and customer bases recorded as a result of the acquisitions of Bright and Tele-Trend and the acquisition of selected customers from ISI, discussed above.

         Interest Income. Interest income increased by $67,000 to $103,000 for 1995 from $36,000 for 1994 due to the investment of the proceeds from certain of the Company's equity offerings.

         Interest Expense. Interest expense decreased by $164,000 to $261,000 for 1995 from $425,000 for 1994 primarily due to a lower average outstanding balance under the Company's credit facility.

         Loss on Abandonment of Fixed Assets. The Company recorded a loss on abandonment of fixed assets of $1.0 million in 1995. The loss relates to a write off of software development costs during the fourth quarter of 1995 incurred in connection with the development of a new billing system to replace the Company's existing systems. The Company ultimately decided to license an outside vendor's software for its billing system. Accordingly, the cost of the in-house software development was written off during 1995.

         Income Tax Expense. Income tax expense increased by $484,000 to $500,000 for 1995 from $16,000 for 1994. The increase relates to an increase in the income tax valuation allowance by the Company's subsidiary, AmeriConnect, Inc., as a result of its determination that realization of net operating losses was doubtful due to its increasing operating losses.

         Net Income (Loss). Net loss increased by $2.6 million to $3.0 million for 1995 from a net loss of $483,000 for 1994 for the reasons described above.

         Preferred Dividends. Preferred dividend requirements increased by $363,000 to $594,000 for 1995 from $231,000 for 1994 primarily due to the issuance of the 1,176,056 shares of Series F Preferred Stock in 1995.

         Net Income (Loss) Attributable to Common Shares. Net loss attributable to common shares increased by $2.9 million to $3.6 million for 1995 from a net loss of $715,000 for 1994 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital expenditures were $3.6 million, $589,000 and $991,000 in 1996, 1995 and 1994, respectively. Expenditures to complete the migration to the New Billing and Customer Care Platform are expected to be approximately $1.0 million in 1997. The Company has financed approximately $1.4 million of the 1996 costs associated with the New Billing and Customer Care Platform through a financing company over a three year term. The Company believes that its strategy for implementing and operating the Network pursuant to various contractual arrangements will allow it to pursue its operating strategy without the necessity of making significant additional capital expenditures to upgrade its Network.

         During 1996, and during 1995, the Company spent $17.6 million and $6.2 million, respectively, on acquisitions, of which $4.6 million and $6.2 million, respectively, was paid in cash. The cash for such acquisitions was raised through equity offerings and short-term borrowings.

         The Company's principal source of cash to fund its liquidity needs is anticipated to be net cash flows from operating activities and borrowings under the Company's credit facility. The credit facility allows for borrowings of up to $10 million based upon the Company's qualified accounts receivable. The loan balance as of December 31, 1996 was $4.7 million. The components of net cash flows from operating activities are detailed in the consolidated financial statements and related notes and include net income or loss adjusted for (i) depreciation and amortization; and (ii) changes in operating assets and liabilities. Net cash used in operating activities for 1996 was $4.0 million compared to $1.7 million for 1995, primarily as a result of the loss incurred for the period. Net cash used in operating activities for 1995 was $1.7 million, a decrease of $3.1 million from $1.4 million of net cash provided by operating activities for 1994. The total net cash used by operations over the periods discussed above has generally been a result of the losses incurred by the Company over such periods. The Company believes that implementation of its Network strategy will result in increasingly lower line costs over the next year which should improve the Company's gross margins and generate positive operating cash flows.

         The Company is currently negotiating with several private investors regarding a $3.0 to $6.0 million cash equity placement. There can be no assurance that the Company will be able to consummate such equity placements on terms acceptable to the Company.

SEASONALITY

         The Company's revenues, and thus its potential earnings, are affected by holiday and seasonal variations. A substantial portion of the Company's revenues are generated by direct dial domestic long distance business customers, and, accordingly, the Company experiences a decrease in revenues around holidays, particularly the quarter ending December 31, when business customers reduce their usage. The Company's fixed operating expenses, however, do not decrease during these quarters. Accordingly, the Company has experienced, and may continue to experience, lower revenues and earnings in its first and fourth fiscal quarters when compared with the other fiscal quarters.

EFFECT OF INFLATION

         Inflation is not a material factor affecting the Company's business.

TAX BENEFIT

         As of December 31, 1996, the Company had available to offset future Federal taxable income, net operating loss carryforwards ("NOL") of approximately $20.4 million which expire in varying amounts from 2002 through 2011. A portion of the NOLs may be subject to limitations as a result of provisions of the Internal Revenue Code relating to changes in ownership and utilization of losses by successor entities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS.

         The names of the directors and certain information about them are set forth below:

                                                                                                  Director
          Name                                                                            Age       Since
          ----                                                                            ---       -----
Thomas H. Bell(1)(3)..................................................................     49        1985
James W. Gallaway(2)..................................................................     57        1988
Merrill L. Magowan(2)(3)..............................................................     59        1990
Wallace M. Hammond....................................................................     51        1994
David Singleton(1)(3)(4)..............................................................     57        1995
Max E. Thornhill(2)(4)................................................................     64        1995
Charles C. McGettigan(1)..............................................................     52        1996
----------

(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

(3) Member of the Nominating Committee.

(4) Messrs. Singleton and Thornhill were elected to the Board by the holders of the Company's Series F Preferred Stock. Effective in December, 1996, all of the Series F Preferred Stock was converted into Common Stock of the Company. Messrs. Singleton and Thornhill tendered their resignations from the Board, but the Board of Directors elected not to accept such resignations. Accordingly, Messrs. Singleton and Thornhill will continue to serve as directors until the next Annual Meeting of Stockholders and until their successors are elected and have duly qualified.


THOMAS H. BELL

         Mr. Bell is the founder of the Company. He has served as the Chairman of the Board of Phoenix since its inception under the name Phoenix Telcom, Inc. in 1985, as the Company's Chief Executive Officer from 1985 to January 1992, and as President of the Company from 1985 to September 1990. Mr. Bell is also an independent consultant in the telecommunications industry. Mr. Bell is the brother of J. Rex Bell, the Company's Senior Vice President of Customer Service.

JAMES W. GALLAWAY

         Mr. Gallaway has served as a director of the Company since July 1988. He was a founder, director from 1984 to 1988, and Vice President from 1983 to 1986, of Centex Telemanagement, Inc., a telecommunications company that resold local telephone service. Since 1980, he has been Chairman of the Board of Gallaway Enterprises, Inc., a telecommunications company. From February 1988 through December 1994, he served as a director and Vice President of StellarNet, Inc., an information management company in the health care industry. Mr. Gallaway is a U.S. Marine Corps Reserve (Retired) Colonel.

MERRILL L. MAGOWAN

         Mr. Magowan became a director of the Company in September 1990. Since 1982, Mr. Magowan has been a principal of S F Associates, a California registered investment advisory firm (formerly known as Magowan Dirickson Investment Company). He is also currently a director of Nordeman Grimm (since
1975), an executive search consulting firm. From 1968 to 1986, he was a director of Safeway Stores, Inc., a retail grocery chain.

WALLACE M. HAMMOND

         Mr. Hammond joined the Company as Executive Vice President in February 1994. He was elected to the Company's Board of Directors and named President and Chief Operating Officer of the Company in May 1994. Mr. Hammond was elected Chief Executive Officer of the Company in December 1994. From 1992 to 1993, he was President and Chief Executive Officer of ANSCO & Associates, a telephone engineering and plant construction company. From 1979 to 1992, he was with BellSouth Communication Systems, Inc., a nationwide division of BellSouth Corporation involved in the customer premises equipment after-market, where he was promoted to Vice President-Operations in 1989.

DAVID SINGLETON

         Mr. Singleton has served as a director of the Company since October 1995. He was a founding director of LDDS WorldCom, Inc., a long distance telecommunications company, and served as a director of that company from 1983 to 1992. He was a founding director, and currently serves as a director of, US One. Mr. Singleton also serves as a director of Red Fox Environmental Services. Mr. Singleton has worked in personal and small business financial planning for 25 years and currently manages a private portfolio.

MAX E. THORNHILL

         Mr. Thornhill has served as a director of the Company since October 1995. He was a founding director of LDDS WorldCom, Inc. and served as a director of that company from 1983 to September 1993. He was a founding director, and currently serves as a director of, US ONE Communications Corp. Mr. Thornhill is currently engaged in real estate development and oil and gas exploration and production.

CHARLES C. MCGETTIGAN

         Mr. McGettigan served as a director of the Company from November 1990 through December 1991 and was re-elected as a director in September 1996. He was a co-founder (in 1991) and presently is a general partner of Proactive Investment Managers, L.P., which is the general partner of Proactive Partners, L.P., a merchant banking fund. Mr. McGettigan was a co-founder (in 1988) and is a managing director of McGettigan, Wick & Co., Inc., an investment banking firm. From 1984 to 1988, he was a Principal, Corporate Finance, of Hambrecht & Quist, Incorporated. Prior to that, Mr. McGettigan was a Senior Vice President of Dillon, Read & Co. Inc. He currently serves on the Boards of Directors of digital dictation, inc.; I-Flow Corporation; Modtech, Inc.; NDE Environmental Corporation; Onsite Energy, Inc.; PMR Corporation; Sonex Research, Inc.; and Wray-Tech Instruments, Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT WHO ARE NOT DIRECTORS

JEFFREY L. BAILEY

         Mr. Bailey, 44, has been Senior Vice President and Chief Financial Officer of the Company since March 1990. He is a Certified Public Accountant and, from 1985 to 1990, was a Senior Manager with Grant Thornton LLP, an accounting and management consulting firm. From 1975 to 1985 he was with Arthur Young & Company (now, Ernst & Young, L.L.P.).

J. REX BELL

         Mr. Bell, 43, has been Senior Vice President of Customer Service of the Company since May 1993. From March 1991 to May 1993, he was Vice President of Operations. From January 1990 to March 1991, he held the position of Director of Marketing of the Company. Prior to joining the Company, Mr. Bell was a Senior Telecommunications Consultant from 1984 to 1990 for two California consulting firms, COMSUL, Ltd. and Robin & Dackerman, Inc. Between 1980 and 1984, he held management positions with MCI Communications and Cable and Wireless, Ltd. Mr.
Bell is the brother of Thomas H. Bell, a director of the Company.

JON BEIZER

         Mr. Beizer, 32, was promoted to Vice President of Corporate Development in 1995. Since joining the Company in July 1992, he has held various positions, the last of which was Director of Marketing. Mr. Beizer holds an M.B.A. from Stanford University, where he attended from 1990 to 1992. Mr. Beizer worked from 1987 through 1990 as a consultant for Braxton Associates, a management consulting firm specializing in corporate strategy.

         Thomas H. Bell, a director of the Company, and J. Rex Bell, Senior Vice President of Customer Service, are brothers. With the exception of that relationship, there are no other family relationships among officers or directors of the Company.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         No cash fees are paid to directors for serving on the Board. The members of the Board are, however, eligible for reimbursement for their expenses incurred in connection with attendance at Board and Committee meetings in accordance with Company policy. Furthermore, each non-employee director of the Company also receives stock option grants under the 1992 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), as described below. Directors who are employees of the Company are not eligible to participate in the Directors' Plan, but are eligible to participate in the Company's 1989 Stock Option Plan. See "Compensation of Executive Officers--Stock Option Grants and Exercises."

         Option grants under the Directors' Plan are non-discretionary. Each person who is elected or appointed on or after January 4, 1993 to be a non-employee director of the Company is automatically granted under the Directors' Plan an option to purchase 10,000 shares of Common Stock of the Company. In addition, on the first business day of each year thereafter, each non-employee director of the Company is automatically granted under the Directors' Plan an option to purchase shares of Common Stock (rounded to the nearest 100 shares) of the Company equal to the Proration Factor (as hereinafter defined) multiplied by the sum of (i) 10,000 shares of Common Stock of the Company and (ii) 2,500 shares of Common Stock of the Company multiplied by the number of full years such non-employee director has served in such capacity. The "Proration Factor" is a fraction, the numerator of which is the number of calendar days during the preceding year on which such person served as a non-employee director and the denominator of which is 365. No other options may be granted at any time under the Directors' Plan. The exercise price of options granted under the Directors' Plan is equal to the fair market value of the Common Stock subject to the option on the date of grant. The number of options granted under the Directors' Plan is subject to certain anti-dilution protections in favor of the participants, and options granted under the Directors' Plan expire ten years from the date of grant. Options granted under the Directors' Plan vest and become exercisable at the rate of one-sixteenth of the shares subject to such options per quarter for sixteen quarters following the date of the grant.

COMPENSATION OF EXECUTIVE OFFICERS

Summary of Compensation

         The following table shows for the fiscal years ending December 31, 1996, 1995 and 1994, compensation awarded or paid to, or earned by the Company's Chief Executive Officer and each other officer at December 31, 1996 who received total annual salary and bonus in excess of $100,000 for the year ended December 31, 1996 (the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE

                                                                        Long Term
                                                                       Compensation
                                                                       ------------
                                                                          Awards
                                                                          ------
                                            Annual Compensation         Securities
                                         ------------------------       Underlying
     Name and Principal                  Salary(1)        Bonus         Options/(2)       All Other
          Position               Year       ($)            ($)           SARs (#)    Compensation(4)($)
     -------------------         ----    ---------        -------       -----------  ------------------
Mr. Wallace M. Hammond(3)....    1996      252,500        60,000          400,000           25,120
President and Chief              1995      203,511        67,451          300,000            2,320
Executive Officer                1994      127,885                        300,000(2)


Mr. Jeffrey L. Bailey........    1996      137,934                         60,000           23,499
Senior Vice President and        1995      129,219        15,193           50,000            2,320
Chief Financial Officer          1994      120,573                                             500

Mr. J. Rex Bell..............    1996      127,721                         50,000           15,427
Senior Vice President            1995      117,657        15,193           50,000            2,320
of Customer Service              1994      109,585

Mr. Jon Beizer...............    1996      105,417                        125,000           10,544
Vice President                   1995       96,418                         60,000
of Corporate Development         1994       78,663

----------

(1) Includes amounts earned but deferred at the election of the executives. As permitted by Commission rules, no amounts are shown for certain perquisites, where such amounts do not exceed the lesser of 10% of bonus plus salary or $50,000.

(2) Repriced options treated as new grants. The Company has no stock appreciation rights (SARS).

(3) Mr. Hammond was not employed by the Company before February 1994, thus amounts disclosed include compensation commencing in February 1994 for Mr. Hammond, when he joined the Company as Executive Vice

         President. Mr. Hammond was Elected President and Chief Operating Officer of the Company in May 1994 and Chief Executive Officer in December 1994.

(4) In each case, all other compensation includes $500 in matching section 401(k) plan contributions made by the Company in 1994, $1,000 in 1995 and $1,000 in 1996. The balance in 1994 and 1995 of the amount reported for each officer represents a reimbursement of parking expenses. In addition to a parking reimbursement, the balance of the amount reported for each officer in 1996 represents relocation expenses paid for the officers' move to Colorado from California.

Employment Agreements

         See the 1996 Proxy Statement under the heading "Executive Compensation--Compensation of Executive Officers--Employment Agreements" for a description of Mr. Hammond's employment agreement. The Company had no other employment agreements in effect during 1996.

Stock Option Grants and Exercises

         The Company grants options to its executive officers under its 1989 Stock Option Plan (the "1989 Plan"). As of December 31, 1996, options to purchase a total of 2,277,506 shares had been granted and were outstanding under the plan and 631,736 shares remained available for grant thereunder.

         The following tables show, for the fiscal year ended December 31, 1996, certain information regarding options granted to, exercised by, and held at year end by the named executive officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

                           Individual Grants
                         -------------------
                                                                                  Potential
                                     Percentage                              Realizable Value at
                         Number of    of Total                                 Assumed Annual
                        Securities     Options                              Rates of Stock Price
                        Underlying   Granted to    Exercise                     Appreciation
                          Options     Employees     or Base      Expira-     for Option Term(2)
                          Granted     in Fiscal      Price        tion       -----------------------
        Name                (#)        1996(1)      ($/Sh)        Date         5% ($)       10% ($)
        ----             ----------    -------      ------      ----------   ----------   ----------
Wallace M. Hammond.....     200,000      22%        3.0000       4/12/2006      377,337      956,245
                            200,000      22%        3.5625      12/16/2006      448,087    1,135,542

Jeffrey L. Bailey......      60,000       6%        3.0000       4/12/2006      113,201      286,873

J. Rex Bell............      50,000       5%        3.0000       4/12/2006       94,334      239,061

Jon Beizer.............      50,000       5%        3.5625        1/3/2006      112,022      283,885
                             75,000       8%        3.0000       4/12/2006      141,501      358,592

----------

(1) Based on options to purchase 921,600 shares of the Company's Common Stock granted in 1996.

(2) The potential realizable value is based on the term of the option at its time of grant (10 years in each case). The potential realizable value is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

              AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1996 AND
                  VALUE OF OPTIONS AT END OF FISCAL YEAR 1996

                                                     Number Of
                                                     Securities         Value Of
                                                     Underlying        Unexercised
                                                     Unexercised       In-the-money
                                                    Options/SARs       Options/SARs
                          Shares                     at End of           at End of
                         Acquired      Value        Fiscal 1996 (#)  Fiscal 1996 ($)(2)
                        On Exercise   Realized      Exercisable/       Exercisable/
        Name                (#)       ($)(1)        Unexercisable      Unexercisable
        ----            -----------  ---------     ---------------   -----------------
Jeffrey L. Bailey .....    15,000      66,562      128,748/ 91,252    274,139/ 40,861
Jon Beizer ............    24,750      67,586       21,500/154,000        468/ 35,312
J. Rex Bell ...........    14,000      66,500       93,748/ 81,252    191,014/ 37,110
Wallace M. Hammond ....    50,000     116,087      275,000/675,000    419,062/249,218

----------

(1) Value realized is based on the fair market value of the Company's Common Stock on the date of exercise minus the exercise price and does not necessarily indicate that the optionee sold such stock.

(2) Fair market value of the Company's Common Stock at December 31, 1996 ($3.375) Minus the exercise price of the options.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LINKAGES WITH US ONE

         The Company and US One share common directors and stockholders. Mr. David Singleton and Mr. Max E. Thornhill are directors of both the Company and US One. As a result, certain conflicts of interest may arise in the future in connection with the implementation of the US One Agreement and the negotiation of any new agreements between the Company and US One. Mr. Singleton beneficially owns Common Stock representing less than 1% of the Company's total voting power at December 31, 1996. Mr. Thornhill beneficially owns Common Stock representing approximately 6.8% of the Company's total voting power at December 31, 1996.

INDEMNIFICATION AGREEMENTS

         The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings to which he is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company's By-laws.

ACQUISITION OF ACI

         In January 1996, the Company acquired from Ms. Judy Van Essen all of the outstanding shares of ACI, a Golden, Colorado facilities-based reseller of long distance service. Consideration for the transaction was in the form of $4.0 million in cash, 2,800,000 shares of the Company's Common Stock valued at $10.5 million and the issuance of a long-term note in the amount of $1.3 million. As a result of the transaction and her acquisition of 2,800,000 shares of the Company's Common Stock, Ms. Van Essen held approximately 10.8% of the Common Stock of the Company as of December 31, 1996.

PREFERRED STOCK CONVERSIONS

         In December 1996, the Company received all requisite consents of the holders of the Company's Series F Preferred Stock to convert all outstanding shares of Series F Preferred Stock into Common Stock of the Company. Messrs. McGettigan, Thornhill and Singleton, directors of the Company, and certain of their affiliates, were holders of such Series F Preferred Stock prior to such conversion. Effective December 14, 1996, the Series F Preferred Stock, together with accrued dividends thereon, was converted into 5,191,064 shares of Common Stock.

         The Company is also seeking the agreement of the holders of the Company's Series A, B and D Preferred Stock to convert such Preferred Stock into Common Stock of the Company. Messrs. Magowan and McGettigan, directors of the Company, and certain of their affiliates are holders of shares of such Preferred Stock. If fully converted as of December 31, 1996, the Series A, B and D Preferred Stock, together with accrued dividends thereon, would have been converted into 1,908,977 shares of Common Stock.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following documents are filed as part of this Annual Report on Form 10-K:

         (a) Financial Statements: The financial statements and schedule filed as part of this report are set forth following page F-1 of this report.

         (b) Exhibits:

         3.1         -- Restated Certificate of Incorporation of the Company(1)

         3.2         -- Bylaws of the Company(1)

        10.1         -- 1989 Stock Option Plan(2)

        10.2         -- Forms of option grant pursuant to the 1989 Stock Option
                        Plan(3)

        10.3         -- 1992 Non-Employee Directors' Stock Option Plan, as
                        Amended(5)

        10.4         -- Form of option grant pursuant to the 1992 Non-Employee
                        Directors' Stock Option Plan(5)

        10.5         -- Series A Preferred Stock Purchase Agreement dated as of
                        August 17, 1990(4)

        10.6         -- Series B Preferred Stock Purchase Agreement dated as of
                        December 27, 1991 with List of Purchasers(6)

        10.7         -- Series D Preferred Stock Purchase Agreement dated as of
                        December 15, 1992(5)

        10.8         -- Sublease and Consent between the Company and Richard
                        Goldman & Co. relating to the premises at One Maritime
                        Plaza, San Francisco, CA(4)

        10.9         -- Amended and Restated Loan and Security Agreement, among the Company, Phoenix Network Acquisition Corp.,
                        Americonnect, Inc. and Foothill Capital Corporation, dated
                        September 26, 1995 (the "Original Foothill Agreement")

        10.10        -- Amendment Number One to the Original Foothill Agreement,
                        dated October 17, 1996

        10.11        -- Amendment Number Two to the Original Foothill Agreement,
                        dated December 23, 1996

        10.12        -- Amendment Number Three to the Original Foothill
                        Agreement, dated March 12, 1997

        10.13        -- Office Lease Agreement with Itel Rail Corporation,
                        dated June 8, 1994(10)

        10.14       --  Stockholders Agreement, dated October 20, 1995(7)

        10.15       --  Series F Preferred Stock and Warrant Purchase Agreement,
                        dated October 20, 1995(7)

        10.16       --  Communications Services Agreement, between the Company and US ONE Communications Corp., dated May 22, 1996 (the
                        "Original US ONE Agreement")(8)

        10.17       --  Amendment No. 1 to the Original US ONE Agreement, dated
                        October 11, 1996

        10.18       --  Amendment No. 2 to the Original US ONE Agreement, dated
                        October 11, 1996

        10.19       --  Amendment No. 3 to the Original US ONE Agreement, dated
                        January 3, 1997

        10.20       --  Amendment No. 4 to the Original US ONE Agreement, dated
                        December 30, 1996

        10.21       --  Amendment No. 5 to the Original US ONE Agreement, dated
                        March 26, 1997



        10.22      --  Telecommunications Services Agreement, between the
                       Company and Comdisco Disaster Recovery Services, a
                       Division of Comdisco, Inc., dated March 25, 1996(8)

        10.23      --  Employment Agreement, between the Company and Wallace M.
                       Hammond, dated January 1, 1996

        11.1       --  Computation of earnings per share(11)

        18.1       --  Letter re change in accounting principles(9)

        21.1       --  Subsidiaries of Phoenix Network, Inc.

        23.1       --  Consent of Grant Thornton LLP

        27.1       --  Financial Data Schedule

----------

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (file no. 333-20923), as filed with the Commission on January 31, 1997, and amended on Form S-3/A on February 12, 1997, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1990, and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1990, and incorporated herein by reference.

(4) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1990, and incorporated herein by reference.

(5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the transition period ended December 31, 1991, and incorporated herein by reference.

(7) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.

(8) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

(9) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

(10) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference.

(11) This data appears in the Consolidated Statement of Operations included in the Company's Consolidated Financial Statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PHOENIX NETWORK, INC.

                                             By:   /s/  WALLACE M. HAMMOND
                                                -------------------------------
                                                Wallace M. Hammond
                                                Chief Executive Officer

Date: March 26, 1997

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                           Title                         Date
               ---------                           -----                         ----
/s/  THOMAS H. BELL                    Chairman of the Board                March 26, 1997
--------------------------------          and Director
Thomas H. Bell

/s/  WALLACE M. HAMMOND                President, Chief Executive           March 26, 1997
--------------------------------       Officer (Principal Executive
Wallace M. Hammond                        Officer) and Director

/s/  JEFFREY L. BAILEY                 Senior Vice President, Chief         March 26, 1997
--------------------------------         Financial Officer
Jeffrey L. Bailey                        (Principal Financial and
                                         Accounting Officer)

/s/  JAMES W. GALLAWAY                 Director                             March 26, 1997
--------------------------------
James W. Gallaway

/s/  MERRILL L. MAGOWAN                Director                             March 26, 1997
--------------------------------
Merrill L. Magowan


/s/  CHARLES C. MCGETTIGAN             Director                             March 26, 1997
--------------------------------
Charles C. McGettigan

                                       Director                             March __, 1997

--------------------------------
Max E. Thornhill

/s/  DAVID SINGLETON                   Director                             March 26, 1997
--------------------------------
David Singleton

                     CONSOLIDATED FINANCIAL STATEMENTS AND
                     REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

                             PHOENIX NETWORK, INC.
                                AND SUBSIDIARIES

                        December 31, 1994, 1995 and 1996

                             REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Phoenix Network, Inc.


We have audited the accompanying balance sheets of Phoenix Network, Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Network, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in note C, the Company changed its method of accounting for deferred commissions in 1994.





GRANT THORNTON LLP

/s/ GRANT THORNTON LLP

Denver, Colorado
March 12, 1997

                     Phoenix Network, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,


                                                                         1995         1996
                                                                  -----------  -----------
                      ASSETS

CURRENT ASSETS
 Cash and cash equivalents ($225,356 restricted in 1995)          $ 8,298,003  $ 1,548,061
 Accounts receivable, net of allowance for doubtful accounts
    of $1,649,013 in 1995 and $3,600,830 in 1996                   13,731,400   14,419,829
 Deferred commissions                                               1,648,780      969,940
 Other current assets                                                 415,163      686,271
                                                                  -----------  -----------

               Total current assets                                24,093,346   17,624,101

Furniture, equipment and data processing systems - at cost,
 less accumulated depreciation of $1,350,597 in 1995 and
 $2,495,701 in 1996                                                   886,665    5,522,771

Deferred commissions                                                1,454,483      414,873

Customer acquisition costs, less accumulated amortization of
 $1,005,262 in 1995 and $3,145,245 in 1996                          2,447,619    2,725,275

Goodwill, less accumulated amortization of $82,961 in 1995
 and $1,059,613 in 1996                                             3,903,109   18,553,332

Other assets                                                          243,048      953,831
                                                                  -----------  -----------

                                                                  $33,028,270  $45,794,183
                                                                  ===========  ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of note payable to finance company            $         -  $   444,839
 Note payable to vendor                                                     -    1,161,148
 Line of credit - finance company                                      41,468    4,698,645
 Accounts payable and accrued liabilities                          13,799,153   19,105,317
                                                                  -----------  -----------
               Total current liabilities                           13,840,621   25,409,949

LONG-TERM DEBT
 Note payable to stockholder                                                -    1,388,206
 Note payable to finance company, less current maturities                   -      824,306

STOCKHOLDERS' EQUITY
 Preferred stock - $.001 par value, authorized 5,000,000 shares, issued and outstanding 2,737,389 in 1995 and 546,458 in
    1996, liquidation preference aggregating $15,332,780 and
    $3,368,020 at December 31, 1995 and 1996, respectively              2,737          546
 Common stock - $.001 par value, authorized 50,000,000
    shares, issued 16,952,455 in 1995 and 25,851,894 in 1996           16,952       25,851
 Additional paid-in capital                                        32,146,636   45,225,554
 Accumulated deficit                                              (12,976,154) (27,077,707)
 Treasury stock - 1,300 shares at cost                                 (2,522)      (2,522)
                                                                  -----------  -----------
                                                                   19,187,649   18,171,722
                                                                  -----------  -----------

                                                                  $33,028,270  $45,794,183
                                                                  ===========  ===========


The accompanying notes are an integral part of these statements.

                     Phoenix Network, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year ended December 31,



                                                         1994         1995          1996
                                                     -----------  -----------  ------------
Revenue                                              $74,404,808  $75,854,969  $ 99,307,277
Cost of revenue                                       52,649,359   53,775,779    73,438,757
                                                     -----------  -----------  ------------

          Gross profit                                21,755,449   22,079,190    25,868,520

Selling, general and administrative expenses          21,074,942   22,323,202    31,114,723
Depreciation and amortization                            678,038    1,125,563     4,357,720
Relocation expenses                                            -            -     1,133,158
Acquisition expenses                                           -            -     1,308,634
Aborted bond offering expenses                                 -            -       246,083
                                                     -----------  -----------  ------------
                                                      21,752,980   23,448,765    38,160,318
                                                     -----------  -----------  ------------

          Operating income (loss)                          2,469   (1,369,575)  (12,291,798)

Other income (expense)
 Interest income                                          36,121      103,125        84,627
 Interest expense                                       (425,222)    (260,639)     (625,817)
 Loss on abandonment of fixed assets                           -   (1,019,648)      (15,238)
 Miscellaneous income (expense)                           42,897       (6,767)        4,264
                                                     -----------  -----------  ------------
                                                        (346,204)  (1,183,929)     (552,164)
                                                     -----------  -----------  ------------
          Loss before income taxes and
           cumulative effect of accounting change       (343,735)  (2,553,504)  (12,843,962)

Income tax benefit (expense)                             (16,405)    (500,000)            -
                                                     -----------  -----------  ------------
          Loss before cumulative effect of
           accounting change                            (360,140)  (3,053,504)  (12,843,962)

Cumulative effect of change in amortization of
 deferred commissions                                   (123,224)           -             -
                                                     -----------  -----------  ------------


          Net loss                                   $  (483,364) $(3,053,504) $(12,843,962)
                                                     ===========  ===========  ============

Net loss attributable to common shares
 Net loss                                            $  (483,364) $(3,053,504) $(12,843,962)
 Preferred dividends                                    (231,255)    (594,381)   (1,206,042)
                                                     -----------  -----------  ------------
                                                     $  (714,619) $(3,647,885) $(14,050,004)
                                                     ===========  ===========  ============

Loss per common share
 Loss before cumulative effect of accounting change  $     (0.04) $     (0.24) $      (0.68)
 Cumulative effect of accounting change                    (0.01)           -            -
                                                     -----------  -----------  ------------

           Net loss per common share                 $     (0.05) $     (0.24) $      (0.68)
                                                     ===========  ===========  ============

Weighted average common shares                        13,576,265   15,335,268    20,673,276
                                                     ===========  ===========  ============



The accompanying notes are an integral part of these statements.

                     Phoenix Network, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Three years ended December 31, 1996



                                                    Additional
                                Preferred  Common    paid-in      Accumulated   Treasury
                                  stock     stock    capital        deficit      stock
                                ---------  -------  -----------  -------------  --------

Balance at January 1, 1994         $1,610  $12,803  $12,857,297   $(9,200,859)  $(2,522)

 Exercise of stock options
    and warrants                        -      738      763,141             -          -
 Conversion of preferred
    stock into common stock          (44)      277       43,686       (43,919)         -
 Issuance of preferred stock
    upon conversion of debt            56        -      558,874             -          -
 Issuance of common stock               -        7        4,071             -          -
 Net loss                               -        -            -      (483,364)         -
                                ---------  -------  -----------  ------------   --------

Balance at December 31, 1994        1,622   13,825   14,227,069    (9,728,142)   (2,522)

 Exercise of stock options and
    warrants                            -      418      525,914             -          -
 Conversion of preferred
    stock into common stock           (4)       24        7,200        (7,220)         -
 Issuance of common stock,
    net of expenses                     -    2,685    6,314,779             -          -
 Issuance of preferred stock,
    net of expenses, and
    conversion of Series E of
    Series F                        1,119        -   11,071,674             -          -
 Preferred dividends                    -        -            -      (187,288)         -
 Net loss                               -        -            -    (3,053,504)         -
                                ---------  -------  -----------  ------------   --------

Balance at December 31, 1995        2,737   16,952   32,146,636   (12,976,154)    (2,522)

 Exercise of stock options and
    warrants                            -      792    1,327,243             -          -
 Conversion of preferred
    stock into common stock       (2,191)    5,307    1,254,475    (1,257,591)         -
 Issuance of common stock in
    connection with a business
    acquisition                         -    2,800   10,497,200             -          -
 Net loss                               -        -            -   (12,843,962)         -
                                ---------  -------  -----------  ------------   --------

Balance at December 31, 1996         $546  $25,851  $45,225,554  $(27,077,707)  $ (2,522)
                                =========  =======  ===========  ============   ========









The accompanying notes are an integral part of this statement.

                     Phoenix Network, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,



                                                         1994               1995             1996
                                                     ------------       ------------     ------------

Cash flows from operating activities                  $71,432,918       $ 72,103,864     $ 98,612,681
 Cash received from customers                               8,121             83,227           84,627
 Interest received                                    (69,551,595)       (73,638,371)    (102,047,484)
 Cash paid to suppliers and employees                    (425,137)          (259,919)        (625,817)
 Interest paid                                            (20,105)            (3,340)          (2,245)
 Cash paid for income taxes                          ------------      - -----------     ------------

            Net cash provided by (used in)              1,444,202        (1,714,539)       (3,978,238)
             operating activities

Cash flows from investing activities
 Note receivable - director/shareholder                   (11,500)          (3,000)                 -
 Purchases of furniture, equipment and
   data processing systems                               (990,934)        (589,419)        (3,620,989)
 Notes receivable - agents                               (206,995)         (23,115)                 -
 Payments on agents notes receivable                        5,838           70,900                  -
 Customer base acquisitions                                     -       (1,553,238)          (468,002)
 Business acquisitions, net of cash acquired                    -       (4,692,153)        (4,085,093)
 Acquisitions of other assets                            (123,528)               -                  -
                                                     ------------       ----------       ------------

              Net cash used in investing activities    (1,327,119)      (6,790,025)        (8,174,084)

 Cash flows from financing activities
 Proceeds from issuance of common stock,
   net of offering costs                                        -        6,317,464                  -
 Proceeds from issuance of preferred stock,
   net of offering costs                                        -       11,072,793                  -
 Proceeds from sale of stock to officer                   297,000                -                  -
 Proceeds from distribution of stock to director            4,078                -                  -
 Proceeds from notes payable to bank and
   finance company                                      3,450,000        6,143,950          6,060,358
 Payments on notes payable to bank and
   finance company                                     (4,317,828)      (8,686,625)          (134,036)
 Payments on note payable to vendor                             -                -         (1,851,977)
 Payments on capital lease obligation                     (16,584)               -                  -
 Preferred stock dividends                                      -         (187,288)                 -
 Proceeds from exercise of options and warrants           466,880          526,332          1,328,035
                                                     ------------       ----------       ------------
              Net cash provided by (used in)
                financing activities                     (116,454)      15,186,626          5,402,380
                                                     ------------       ----------       ------------
              NET INCREASE (DECREASE)
                IN CASH                                       629        6,682,062         (6,749,942)

Cash and cash equivalents at beginning of year          1,615,312        1,615,941          8,298,003
                                                     ------------       ----------   -   ------------

Cash and cash equivalents at end of year             $  1,615,941       $8,298,003       $  1,548,061
                                                     ============       ==========       ============

The accompanying notes are an integral part of these statements.

                     Phoenix Network, Inc. and Subsidiaries

                            Year ended December 31,


                                                          1994         1995           1996

Reconciliation of net loss to net cash provided by
(used in) operating activities
     Net loss                                        $ (483,364)  $ (3,053,504) $(12,843,962)

   Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities
       Cumulative effect of change in amortization
         of deferred commissions                         123,224             -             -
       Provision for doubtful accounts                 2,440,369     2,689,250     3,147,077
       Abandonment of fixed assets                             -     1,019,648        15,238
       Depreciation and amortization                     678,038     1,125,563     4,357,720
       Deferred taxes                                          -       500,000             -
       Changes in assets and liabilities
         Accounts receivable                          (2,971,890)   (3,751,105)     (959,900)
         Deferred commissions                            713,839    (1,467,519)    1,718,450
         Other current assets                            104,449      (163,740)     (217,473)
         Other assets                                    (11,494)          511       (67,893)
         Accounts payable and accrued liabilities        851,031     1,386,357       872,505
                                                     -----------  ------------  ------------

            Net cash provided by (used in)
             operating activities                    $ 1,444,202  $ (1,714,539) $ (3,978,238)
                                                     ===========  ============  ============

Noncash financing and investing activities
---------------------------------------------------

 Conversion of preferred stock dividends
   into common stock                                 $    43,963  $      7,224  $  1,259,782
 Conversion of note payable to stockholder,
   including accrued interest, into preferred stock      558,930             -             -
 Noncash components of consideration issued
   in connection with business combination
     Common stock                                              -             -    10,500,000
     Note payable to stockholder                               -             -     1,388,206
     Assumption of net liabilities                             -             -     1,603,576















The accompanying notes are an integral part of these statements.

                     Phoenix Network, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 1994, 1995 and 1996



NOTE A - DESCRIPTION OF COMPANY AND SUMMARY OF ACCOUNTING POLICIES

  Phoenix Network, Inc. ("Phoenix" or the "Company") was a switchless reseller of long distance telecommunication services designed primarily for small to medium sized commercial accounts located throughout the United States. Effective January 1, 1996, as a result of the acquisition of Automated Communications, Inc. ("ACI"), the Company became a facilities based reseller. The Company provides its customers with long distance services utilizing the networks of facilities-based carriers, such as American Telephone & Telegraph Company, MCI Telecommunications Corporation, Sprint Communications, L.P., ALC Communications Corporation, WorldCom, Inc. (formerly Wiltel, Inc.), U.S. One Communications Corp. and others, who handle the actual transmission services. The carriers bill Phoenix at contractual rates for the combined usage of Phoenix's customers utilizing their network. Phoenix then bills its customers individually at rates established by Phoenix.

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

  Deferred Commissions

  Deferred commissions consist of direct commissions paid on a one-time basis to third parties upon the acquisition of new customers. Deferred commissions are amortized on a four-year sum of the year's digits method.

                     Phoenix Network, Inc. and Subsidiaries

                  Years ended December 31, 1994, 1995 and 1996





NOTE A - DESCRIPTION OF COMPANY AND SUMMARY OF ACCOUNTING POLICIES
            (CONTINUED)

  Furniture, Equipment and Data Processing Systems

  Depreciation of furniture, equipment and data processing systems is provided utilizing the straight-line method over five years.

  Customer Acquisition Costs

  Customer acquisition costs represent the value of acquired billing bases of customers and are amortized using the sum-of-the-years-digits method over a four-year period.

  Goodwill

  Goodwill represents the excess of cost over the fair value of the net assets acquired and is being amortized by the straight-line method over 20 years.

  Use of Estimates

  In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenue and expenses during the period. Significant estimates made by management include the allowance for doubtful accounts, estimated carrier credits, and the amortization periods related to acquired customers and goodwill. Actual results could differ from those estimates.

  Income Taxes

  Deferred income taxes are recognized for tax consequences of temporary differences by applying current enacted tax rates to differences between the financial reporting and the tax basis of existing assets and liabilities.

  Reclassification

  Prior years' financial statements have been reclassified to conform to current year presentation.

                     Phoenix Network, Inc. and Subsidiaries

                  Years ended December 31, 1994, 1995 and 1996





NOTE B - POOLING-OF-INTERESTS AND ACQUISITIONS

  On October 8, 1996, Americonnect, Inc. was merged with and into Phoenix Network, Inc. (the Company), and 2,663,810 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Americonnect. The merger was accounted for as a pooling-of-interests and, accordingly, the accompanying financial statements have been restated to include the accounts and operations of Americonnect for all periods prior to the merger.


  Separate results of the combining entities for the two years in the period ended December 31, 1995, are as follows (amounts in 000s):

                                               December 31
                                            -----------------
                                               1994      1995
                                            -------  --------
                  Net sales
                   Phoenix                  $57,420  $ 58,755
                   Americonnect              16,985    17,100
                                            -------  --------

                                            $74,405   $75,855
                                            =======  ========
                  Net income (loss)
                   Phoenix                  $  (905) $ (1,334)
                   Americonnect                 422    (1,719)
                                            -------  --------

                                            $ (483)  $ (3,053)
                                            =======  ========


  In connection with the merger, approximately $1.3 million of merger costs and expenses were incurred and have been charged to expense in the Company's fourth quarter of 1996.

  In August of 1995, the Company acquired in purchase transactions the customer bases and substantially all of the assets and liabilities of Tele-Trend Communications, LLC ("Tele-Trend"), a Denver based switchless reseller, and Bright Telecom L.P. ("Bright"), an international call-back provider, for $4,369,317 and $356,388, respectively. The operations of Tele-Trend and Bright are included from August 1, 1995.

  Additionally, during 1995, the Company acquired three customer bases at a cost of $2,078,238. At December 31, 1995, accounts payable includes $525,000 due for the purchase of one of the customer bases.

                     Phoenix Network, Inc. and Subsidiaries

                  Years ended December 31, 1994, 1995 and 1996





NOTE B - POOLING-OF-INTEREST AND ACQUISITIONS AND MERGERS (CONTINUED)

  In January 1996, the Company acquired, in a purchase transaction, Automated Communications, Inc. (ACI), a Golden, Colorado, facilities-based long distance phone service carrier operating state-of-the-art switching centers in Colorado Springs, Minneapolis, and Phoenix. Consideration for the acquisition was in the form of $4,085,093 in cash, 2,800,000 shares of the Company's common stock valued at approximately $10,500,000, a long-term note of $1,388,206 bearing interest at 9%, and the assumption of net liabilities of $1,603,576. The Company's consolidated results of operations include ACI from January 1, 1996, the effective date of the purchase transaction. The excess of the purchase price over the fair market value of the assets and liabilities acquired has been allocated to customer acquisition costs ($1,950,000) and to goodwill ($15,626,875). Customer acquisition costs are amortized over four years using the sum-of-the-years-digits method, and goodwill is amortized on a straight-line basis over 20 years.

  The following unaudited condensed pro forma information presents the results of operations of the Company as if the acquisition of ACI and Tele-Trend had occurred on January 1, 1995.



                                                   Year ended December 31, 1995
                                                   ----------------------------
          Revenue                                        $104,729,000
          Net loss                                       $(4,428,000)
          Net loss attributable to common shares         $(5,603,000)
          Net loss per common share                      $     (0.31)

          Weighted average number of shares outstanding    18,135,000



NOTE C - ACCOUNTING CHANGES

  Effective January 1, 1994, the Company changed its method of accounting for deferred commissions from the straight-line basis to the sum of the years digits method. Additionally, the Company changed their estimate of the period benefited from two years to four years. Management believes that these changes more accurately match expense with the revenue generated by the customer base. The cumulative effect of the change in accounting method was to increase accumulated amortization at January 1, 1994 by approximately $123,000. The effect of both changes was to reduce the 1994 amortization expense and loss before cumulative effect of change in accounting by approximately $242,000 ($0.02 per common share).

                     Phoenix Network, Inc. and Subsidiaries

                  Years ended December 31, 1994, 1995 and 1996





NOTE D - FURNITURE, EQUIPMENT AND DATA PROCESSING SYSTEMS

  Furniture, equipment and data processing systems consist of the following:


                                                          December 31,
                                                 ------------------------------
                                                   1995                1996
                                                 ---------          -----------
         Data processing systems                $1,404,833          $4,872,174
         Switching equipment                             -           1,898,593
         Furniture and fixtures                    331,094             710,234
         Other equipment                           501,335             537,471
                                                ----------         -----------
                                                 2,237,262           8,018,472
         Less accumulated depreciation          (1,350,597)         (2,495,701)
                                                ----------         -----------

                                                $  886,665         $ 5,522,771
                                                ==========         ===========



  The loss on abandonment of assets in 1995 primarily relates to a write-off of billing and customer service software development costs. Management decided to minimize the risk of development and to have access to a new system on a more timely basis and, accordingly, has decided to license an existing billing and customer service system from a vendor at a cost of approximately $3,000,000, of which approximately $1,500,000 has been incurred through December 31, 1996.


NOTE E - LINE OF CREDIT - FINANCE COMPANY

  In September 1995, the Company renewed its Loan and Security Agreement (the "Agreement") with a finance company to make available to the Company a line of credit of up to $10,000,000. The Company may borrow up to the lesser of $10,000,000 or its borrowing base, which is defined as a percentage of its eligible receivables. The term of the Agreement is three years, expiring October 1998, with automatic renewal options. There are penalties for early termination by the Company. Borrowings bear interest at .75% over the "reference rate," as defined. In connection with the renewal, fees and transaction costs of $80,972 were incurred, which are being amortized on a straight-line basis over three years. The loan is collateralized by the Company's accounts receivable, equipment, general intangibles and other personal property assets. Among other provisions, the Company must maintain certain minimum financial covenants, is prohibited from paying dividends without the approval of the finance company, and is subject to limits on capital expenditures. As of December 31, 1996, the Company was in violation of certain financial covenants. The finance company has waived the covenant violations in connection with a restructuring of the line of credit agreement. At December 31, 1996, $4,698,645 was outstanding under the line and the interest rate was 10%.

                     Phoenix Network, Inc. and Subsidiaries

                  Years ended December 31, 1994, 1995 and 1996




NOTE E - LINE OF CREDIT - FINANCE COMPANY (CONTINUED)

  Average daily outstanding borrowing for the year ended December 31, 1996 was $859,044 at a weighted average interest rate of 10%. The highest month-end balance outstanding for the year ended December 31, 1996 was $4,698,645.


NOTE F - LONG-TERM DEBT

  During 1996, the Company entered into a note payable with a finance company to fund the cost of new billing and customer service software. The note agreement requires twelve quarterly payments of $138,854 plus accrued interest at 10.5% commencing July, 1996 through July, 1999.

  In addition, as part of the acquisition of Automated Communications, Inc., on January 1, 1996, the Company issued a 9% note payable for $1,388,206 to a current stockholder, which is payable in annual installments through 2001.

  Future minimum payments on long-term debt at December 31, 1996 are as follows:


              Year ended      Note payable      Note payable
             December 31,  to finance company  to stockholder     Total
             ------------  ------------------  --------------   ----------
                1997         $  444,839         $        -      $  444,839
                1998            491,019            231,414         722,433
                1999            333,287            231,414         564,701
                2000                  -            231,414         231,414
                2001                  -            693,964         693,964
                             ----------         ----------      ----------

                             $1,269,145         $1,388,206      $2,657,351
                             ==========         ==========      ==========



NOTE G - LEASES

  The Company has operating leases for office space and equipment which expire on various dates through 2000, and which require that the Company pay certain maintenance, insurance and other operating expenses. Rent expense for the years ended December 31, 1994, 1995 and 1996 was $856,797, $1,028,462 and
  $1,331,911, respectively.

                     Phoenix Network, Inc. and Subsidiaries

                  Years ended December 31, 1994, 1995 and 1996





NOTE G - LEASES (CONTINUED)

  Future minimum lease payments for years ending December 31, are as follows:


             1997                  $2,506,223
             1998                   1,580,685
             1999                   1,392,208
             2000                     547,812
             2001                     191,302
                                   ----------

                                   $6,218,230
                                   ==========



NOTE H - COMMITMENTS AND CONTINGENCIES

  The Company has contracts with its major vendors to provide telecommunications services to its customers. The agreements cover the pricing of the services and are for various periods. Among other provisions, the agreements contain minimum usage requirements which must be met to receive the contractual price and to avoid shortfall penalties. The Company is currently in compliance with the contractual requirements. Total future minimum usage commitments at December 31, 1996 are as follows:


                        Year ending
                        December 31,                     Commitment
                        ------------                     -----------
                           1997                          $33,000,000
                           1998                           18,500,000
                           1999                            1,000,000
                                                         -----------
                          Total                          $52,500,000
                                                         ===========


                     Phoenix Network, Inc. and Subsidiaries

                  Years ended December 31, 1994, 1995 and 1996




NOTE I - CAPITAL STOCK

   Preferred Stock

   The Company's certificate of incorporation authorizes it to issue up to 5,000,000 shares of $.001 par value preferred stock. At December 31, 1996, the Company's authorized preferred stock is allocated as follows:


                                                                    Authorized                      Issued and
                                                                      shares                        outstanding
                                                                    ----------                      -----------
             Reserved shares:
               Series A                                               300,000                          98,625
               Series B                                               200,000                         114,500
               Series C                                             1,000,000                               -
               Series D                                               666,666                         333,333
               Series F                                             1,200,000                               -
             Undesignated shares                                    1,633,334                               -
                                                                    ---------                         -------

             Total                                                  5,000,000                         546,458
                                                                    =========                         =======

Series A Preferred Stock ("Series A") outstanding consists of 98,625 shares. The shares are entitled to 9% cumulative dividends, voting rights and are convertible into common stock subject to certain anti-dilution provisions. In connection with the initial offering, the Company also issued a warrant for 62,200 shares of common stock with an exercise price of $2.50 per share to an investment banking firm, controlled by an individual, who was subsequently elected to the Company's Board of Directors. The warrant expires in February 1997. During 1994, 16,000 shares of Series A were converted into 70,996 shares of common stock. During 1995, 3,000 shares of Series A were converted into 14,449 shares of common stock. During 1996, 3,125 shares of Series A were converted into 16,664 shares of common stock. The conversions also include unpaid dividends. At December 31, 1996, the outstanding Series A shares were convertible into 405,864 shares Series of common stock.

Series B Preferred Stock ("Series B") outstanding consists of 114,500 shares. The shares are entitled to 9% cumulative dividends, voting rights and are convertible into shares of common stock subject to certain anti-dilution provisions. In connection with the initial offering, the Company issued a warrant to an investment banking firm, controlled by one of the Company's directors, for 69,750 shares of common stock, with an exercise price of $2.00 per share. The warrant expires in February 1997. During 1995, 1,250 shares of Series B were converted into 9,749 shares of common stock. During 1996, 11,750 shares of Series B were converted into 98,717 shares of common stock. The conversions also include unpaid dividends. At December 31, 1996, the outstanding Series B shares are convertible into 763,333 shares of common stock.

                     Phoenix Network, Inc. and Subsidiaries

                  Years ended December 31, 1994, 1995 and 1996





NOTE I - CAPITAL STOCK (CONTINUED)

  In November 1992, the Company issued 1,000,000 shares of its Series C Preferred Stock ("Series C") to one of its major vendors as collateral for amounts due the vendor for services provided. The Company was released from all collateral requirements during 1996 and the preferred stock reverted back to the Company.

  Series D Preferred Stock outstanding consists of 333,333 shares. The shares are entitled to 6% non-cumulative dividends, when and if declared by the Board of Directors and only after payment of dividends on previously issued series of preferred stock. These shares are non-voting and are convertible into common stock subject to certain anti-dilution provisions. In connection with the initial offering, the Company issued a warrant to an investment banking firm, controlled by one of the Company's directors, for 22,000 shares of common stock, with an exercise price of $1.50 per share. The warrant expires in December 1997. At December 31, 1996, the outstanding Series D Preferred shares are convertible into 333,333 shares of common stock.

  In September 1994, the Company issued 55,893 shares of Series E Preferred Stock at $10 per share under an agreement to convert a note payable to stockholder, with a principal balance of $500,000 and accrued interest of $58,930. In connection with the issuance of the stock, the Company issued the stockholder a five-year warrant for 100,000 shares of the Company's common stock which was canceled when the Series E shares were converted to Series F Preferred Stock (see below).

  During the period July 1995 through October 1995, the Company raised approximately $11,024,207, net of offering costs of $129,963, through a private placement of 1,115,417 shares of its Series F Preferred Stock at $10 per share. Additionally, the holder of the Company's Series E Preferred Stock exchanged their Series E shares, plus accumulated and unpaid dividends of $47,467, for 60,639 shares of Series F Preferred Stock. The Series F shares are entitled to 9% cumulative dividends, voting rights, demand registration rights for the underlying common shares after six months and are convertible initially into 4,704,224 shares of common stock, subject to anti-dilution provisions. The holders of the Series F also received warrants for the purchase of 470,422 shares of common stock with an exercise price of $3.00 per share which expire in October 2000. The Series F shareholders have the right to place two directors on the Company's board (the "Series F Directors") and the Company is subject to certain covenants requiring it to obtain the consent of the Series F Directors for certain transactions including mergers, acquisitions and incurring additional indebtedness in excess of $20,000,000. During December 1996, the outstanding Series F Preferred shares were converted into 5,191,064 shares of common stock. This conversion also included unpaid dividends.

  The common shares reserved for issuance upon the conversion of Series A, B and D Preferred Stock have been registered with the Securities and Exchange Commission.

  At December 31, 1996, the Company had cumulative, unpaid dividends on Series A and B Preferred Stock of $340,945 ($3.45 per share) and $395,825 ($3.45 per share), respectively.

                     Phoenix Network, Inc. and Subsidiaries

                  Years ended December 31, 1994, 1995 and 1996





NOTE I - CAPITAL STOCK (CONTINUED)

  Common Stock

  In May 1995, the Company closed a private placement of its common stock which raised $727,519, net of offering costs of $119,481. The Company sold 385,000 units, at $2.20 per unit, in an off-shore financing pursuant to Regulation S under the Securities Act of 1933. A unit consists of one share of common stock and a five-year warrant for one-half share of common stock. Two warrants can be exercised to purchase 38,500 units at $2.42 per unit. The Company closed another private placement of its common stock under Regulation S in September 1995. In this transaction, the Company sold 2,300,000 shares of common stock for $2.75 per share. Proceeds to the Company, net of offering costs of $735,055, were $5,589,945.

  Stock Options and Warrants

  The Company has various stock option plans accounted for under APB Opinion 25 and related interpretations. The options generally have a term of 10 years when issued, and generally vest over 2-4 years. No compensation cost has been recognized for the plans. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below. Pro forma results for 1995 and 1996 may not be indicative of pro forma results in future periods because the pro forma amounts do not include pro forma compensation cost for options granted prior to January 1, 1995.

                                                     1995           1996
                                                 ------------  -------------
                  Net loss
                    As reported                  $(3,647,885)  $(14,050,004)
                    Pro forma                     (3,787,774)   (14,474,477)

                  Loss per common share
                    As reported                       $(0.24)        $(0.68)
                    Pro forma                          (0.25)         (0.70)

                     Phoenix Network, Inc. and Subsidiaries

                  Years ended December 31, 1994, 1995 and 1996




NOTE I - CAPITAL STOCK (CONTINUED)

  Stock Options and Warrants (Continued)


  The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: no expected dividends; expected volatility of 55%; weighted average risk-free interest rate of 6%; and expected lives of five years.

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

  In November, 1992, the Board of Directors approved the 1992 Non-Employee Directors' Stock Option Plan. Under the Plan, 480,000 shares of common stock have been reserved for issuance to non-employee directors of the Company. Options are granted annually based upon length of service at fair market value at date of grant.

  The Company's subsidiary, Americonnect, had two stock option plans. All options have been converted into options for the Company common stock and are included in the following summary. The options were granted at prices from $0.08 to $2.06 per share of Company common stock.

                     Phoenix Network, Inc. and Subsidiaries

                  Years ended December 31, 1994, 1995 and 1996





NOTE I - CAPITAL STOCK (CONTINUED)

  Stock Options and Warrants (Continued)

  A summary of the status of the Company's fixed stock option plans as of December 31, 1996, and changes during each of the three years in the period ended December 31, 1996 is presented below.

                                                                   Weighted
                                                     Number      average price
                                                    of shares      per share
                                                   ----------    -------------
  Outstanding at January 1, 1994                    2,453,492         $1.21
    Exercised                                        (412,876)         1.13
    Granted                                         1,125,433          3.30
    Canceled                                         (505,984)         3.08
                                                   ----------

 Outstanding at December 31, 1994                   2,660,065          1.58
   Exercised                                         (382,851)         1.16
   Granted                                            898,414          2.58
   Canceled                                          (156,458)         2.43
                                                   ----------

 Outstanding at December 31, 1995                   3,019,170          1.91
   Exercised                                         (724,567)         1.64
   Granted                                          1,017,500          3.27
   Canceled                                          (177,951)         3.23
                                                   ----------

Outstanding at December 31, 1996                    3,134,152          2.32
                                                   ==========

                                          Range        Options
                                      -------------  ----------
  Exercisable at December 31, 1994    $0.08 - $6.88   1,244,797

  Exercisable at December 31, 1995    $0.08 - $6.38   1,797,977




                                                                            Weighted
                                                                             average
                                       Range          Options  Proceeds    exercise price
                                    -------------  ----------  ----------  --------------
Exercisable at December 31, 1996    $0.10 - $0.10     500,000  $   50,000      $0.10
                                    $0.72 - $1.90     475,367     567,341       1.19
                                    $2.08 - $4.13     617,636   1,741,067       2.82
                                    $4.88 - $6.88      40,977     258,074       6.30
                                    -------------   ---------  ----------

                                                    1,633,980  $2,616,482       1.60


  Weighted average fair value of options granted during 1995 and 1996 is $1.42 and $1.70 per share, respectively.

                     Phoenix Network, Inc. and Subsidiaries

                  Years ended December 31, 1994, 1995 and 1996





NOTE I - CAPITAL STOCK (CONTINUED)

  Stock Options and Warrants (Continued)

  The following information applies to options outstanding at December 31, 1996:




Range of exercise prices             $0.10 - $0.10  $0.72 - $1.90  $2.08 - $4.13    $4.88 - $6.88
  Options outstanding                      500,000        476,338      2,043,685          114,129
  Weighted average exercise
    price                            $        0.10          $1.19          $3.02    $        4.39
  Weighted average remaining
    contractual life (years)                     1              7              9                6
  Options exercisable                      500,000        475,367        617,636           40,977
  Weighted average exercise
    price                            $        0.10          $1.19          $2.82    $        6.30



Common shares subject to warrants are summarized below:


                                                                 Number         Price
                                                               of shares      per share
                                                             -------------  -------------
   Outstanding at January 1, 1994                              386,533      $1.50 - $7.00
   Granted                                                     125,000      $3.25
                                                             ---------

   Outstanding at December 31, 1994                            511,533      $1.50 - $7.00
   Exercised                                                   (34,675)     $2.42
   Granted                                                     720,672      $2.42 - $3.00
   Canceled                                                   (100,000)     $3.25
                                                             ---------

   Outstanding at December 31, 1995                          1,097,530      $1.50 - $7.00
        Exercised                                              (58,825)     $2.42
   Granted                                                          -             -
   Canceled                                                         -             -
                                                             ---------
   Outstanding at December 31, 1996                          1,038,705      $1.50 - $7.00
                                                             =========

All warrants are exercisable at grant.

                     Phoenix Network, Inc. and Subsidiaries

                  Years ended December 31, 1994, 1995 and 1996





NOTE J - LOSS PER COMMON SHARE

  Loss per common share is based upon the weighted average number of common and dilutive common equivalent shares outstanding. The preferred dividend requirements on the preferred stock are deducted in computing loss per common share. The effect of outstanding options and warrants are antidilutive for all periods presented.


NOTE K - INCOME TAXES

  The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using current enacted tax rates. A valuation allowance is established to reduce net deferred tax assets to their estimated realizable value.

  As of December 31, 1996, the Company has available to offset future Federal taxable income, net operating loss carryforwards (NOLs) of approximately $20,400,000 which expire in varying amounts from 2002 through 2011. The NOLs may be subject to limitations as a result of provisions of the Internal Revenue Code relating to changes in ownership and utilization of losses by successor entities.

  The Company's effective income tax rate is different from the Federal statutory income tax rate because of the following factors:



                                                                        Year ended December 31,
                                                                     ----------------------------
                                                                       1994      1995       1996
                                                                     -------    ------     ------

     Federal tax rate applied to loss before taxes                    (34.0)%   (34.0)%    (34.0)%
     State tax rate applied to allowable carry-
       forward losses                                                  (5.7)     (5.9)      (4.6)
     Valuation allowance for deferred taxes                            44.4      59.9       38.6
                                                                     ------     -----      -----

     Effective tax rate                                                 4.7%     19.6%       -  %
                                                                     ======     =====       ====

                     Phoenix Network, Inc. and Subsidiaries

                  Years ended December 31, 1994, 1995 and 1996




NOTE K - INCOME TAXES (CONTINUED)

  Deferred federal and state tax assets and valuation allowance are as follows:

                                                    December 31,
                                            -------------------------
                                                1995          1996
                                            -----------  ------------
           Current
              Allowance for bad debts             $704,000    $1,326,000

           Noncurrent
              Noncurrent assets                    291,000     1,187,000
              Net operating loss carryforward    4,934,000     8,496,000
                                               -----------  ------------
                                                 5,225,000     9,683,000
                                               -----------  ------------
                                                 5,929,000    11,009,000
              Valuation allowance               (5,929,000)  (11,009,000)
                                               ----------   ------------
                                               $      -     $       -
                                               ==========   ============


  In 1993, the Company's subsidiary, Americonnect, Inc., reduced its valuation allowance by $500,000 due to changes in circumstances subsequent to adoption of SFAS No. 109. The changes in circumstances related to increased cash flows, increased profitability, and anticipated continued increases. Due to operating losses in 1995, Americonnect was no longer able to determine if it would more likely than not realize the deferred asset. As a result of this change in estimate, the valuation allowance was increased by $500,000.

  The components of income tax benefit (expense) related to loss before cumulative effect of accounting change are as follows:


                                                 Year ended December 31,
                                          ----------------------------------
                                            1994        1995         1996
                                          -------      -------     ---------

                Current                   $(16,405)   $      -      $  -
                Deferred                        -      (500,000)       -
                                          --------    ---------     ------

                                          $(16,405)   $(500,000)    $  -
                                          ========    =========     ======


  The increase in the valuation allowance was approximately $548,000, $1,917,000 and $5,080,000 for the years ended December 31, 1994, 1995 and
  1996, respectively.

                     Phoenix Network, Inc. and Subsidiaries

                  Years ended December 31, 1994, 1995 and 1996





NOTE L - EMPLOYEE BENEFIT PLANS

  On June 1, 1993, the Company established a 401(k) tax savings plan for all employees. Employer and participant contributions to the plan vest immediately. The plan is a defined contribution plan covering all of its employees. Under this plan, employees with a minimum of one year of qualified service can elect to participate by contributing a minimum of one percent of their gross earnings up to a maximum of 20 percent.

  For those eligible plan participants, the Company will contribute an amount equal to 100 percent of each participant's personal contribution up to an annual maximum of $1,000. The Company's contributions to the 401(k) plan for the year ending December 31, 1994, 1995 and 1996 were approximately $23,000, $59,000 and $109,000, respectively.


NOTE M - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:


    Line of credit  -  Carrying amount approximates fair value because of the short maturity of this instrument.

    Long-term debt  -  Carrying amount approximates fair value because the interest rate at December 31, 1996 approximates the market rate.


NOTE N - RELATED PARTIES

  Two members of the Company's Board of Directors also serve on the Board of Directors of U.S. One Communications, with whom Phoenix has entered into an agreement to lease capacity on switching equipment.

NOTE O - FOURTH QUARTER ADJUSTMENTS

  During the fourth quarter of 1996, the Company recorded adjustments increasing their net loss by approximately $1,200,000 related to receivables, $500,000 related to deferred commissions and $300,000 related to Local Exchange Carriers' billing charges.

                        REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE



Board of Directors
Phoenix Network, Inc.


In connection with our audit of the consolidated financial statements of Phoenix Network, Inc., and Subsidiaries referred to in our report dated March 12, 1997, which is included in the Company's annual report on Form 10-K, we have also audited Schedule II for the years ended December 31, 1994, 1995 and 1996. In our opinion, this schedule presents fairly, in all material respects, the information to be set forth therein.


                                        Grant Thornton LLP

                                        /s/ Grant Thornton LLP

Denver, Colorado
March 12, 1997

                     Phoenix Network, Inc. and Subsidiaries

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1994, 1995 and 1996




          Column A                Column B    Column C      Column D       Column E
-------------------------------  ----------  ----------  --------------  -------------
                                              Additions
                                 Balance at  charged to
                                  beginning   costs and                   Balance at
        Description               of period   expenses   Deductions (1)  end of period
-------------------------------  ----------  ----------  --------------  -------------

Allowance for doubtful accounts

  December 31, 1994              $1,117,341  $2,440,369      $2,105,010     $1,452,700
  December 31, 1995              $1,452,700  $2,689,250      $2,492,937     $1,649,013
  December 31, 1996              $1,649,013  $3,147,077      $1,195,260     $3,600,830



(1) Write-offs of uncollectible accounts, net of recoveries.

                                 EXHIBIT INDEX
                                 -------------

     Exhibit
      Number         Descriptions
     -------         ------------
         3.1         -- Restated Certificate of Incorporation of the Company(1)

         3.2         -- Bylaws of the Company(1)

        10.1         -- 1989 Stock Option Plan(2)

        10.2         -- Forms of option grant pursuant to the 1989 Stock Option
                        Plan(3)

        10.3         -- 1992 Non-Employee Directors' Stock Option Plan, as
                        Amended(5)

        10.4         -- Form of option grant pursuant to the 1992 Non-Employee
                        Directors' Stock Option Plan(5)

        10.5         -- Series A Preferred Stock Purchase Agreement dated as of
                        August 17, 1990(4)

        10.6         -- Series B Preferred Stock Purchase Agreement dated as of
                        December 27, 1991 with List of Purchasers(6)

        10.7         -- Series D Preferred Stock Purchase Agreement dated as of
                        December 15, 1992(5)

        10.8         -- Sublease and Consent between the Company and Richard
                        Goldman & Co. relating to the premises at One Maritime
                        Plaza, San Francisco, CA(4)

        10.9         -- Amended and Restated Loan and Security Agreement, among the Company, Phoenix Network Acquisition Corp.,
                        Americonnect, Inc. and Foothill Capital Corporation, dated
                        September 26, 1995 (the "Original Foothill Agreement")

        10.10        -- Amendment Number One to the Original Foothill Agreement,
                        dated October 17, 1996

        10.11        -- Amendment Number Two to the Original Foothill Agreement,
                        dated December 23, 1996

        10.12        -- Amendment Number Three to the Original Foothill
                        Agreement, dated March 12, 1997

        10.13        -- Office Lease Agreement with Itel Rail Corporation,
                        dated June 8, 1994(10)

        10.14       --  Stockholders Agreement, dated October 20, 1995(7)

        10.15       --  Series F Preferred Stock and Warrant Purchase Agreement,
                        dated October 20, 1995(7)

        10.16       --  Communications Services Agreement, between the Company and US ONE Communications Corp., dated May 22, 1996 (the
                        "Original US ONE Agreement")(8)

        10.17       --  Amendment No. 1 to the Original US ONE Agreement, dated
                        October 11, 1996

        10.18       --  Amendment No. 2 to the Original US ONE Agreement, dated
                        October 11, 1996

        10.19       --  Amendment No. 3 to the Original US ONE Agreement, dated
                        January 3, 1997

        10.20       --  Amendment No. 4 to the Original US ONE Agreement, dated
                        December 30, 1996

        10.21       --  Amendment No. 5 to the Original US ONE Agreement, dated
                        March ___, 1997

        10.22      --  Telecommunications Services Agreement, between the
                       Company and Comdisco Disaster Recovery Services, a
                       Division of Comdisco, Inc., dated March 25, 1996(8)

        10.23      --  Employment Agreement, between the Company and Wallace M.
                       Hammond, dated January 1, 1996

        11.1       --  Computation of earnings per share(11)

        18.1       --  Letter re change in accounting principles(9)

        21.1       --  Subsidiaries of Phoenix Network, Inc.

        23.1       --  Consent of Grant Thornton LLP

        27.1       --  Financial Data Schedule

----------

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (file no. 333-20923), as filed with the Commission on January 31, 1997, and amended on Form S-3/A on February 12, 1997, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1990, and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1990, and incorporated herein by reference.

(4) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1990, and incorporated herein by reference.

(5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the transition period ended December 31, 1991, and incorporated herein by reference.

(7) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.

(8) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

(9) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

(10) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference.

(11) This data appears in the Consolidated Statement of Operations included in the Company's Consolidated Financial Statements.