Form 10-K/A
period 1996-12-31
PHOENIX NETWORK INC
filed 1997-04-30
CIK 704862

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders held on September 26, 1996 (the "1996 Proxy"), which is incorporated by reference herein.

         Part II incorporates certain information by reference from the Registrant's Registration Statement on Form S-3 (file no. 333-20923), as amended (the "Registration Statement on Form S-3"), which was filed with the Securities and Exchange Commission (the "Commission") on January 31, 1997, and is incorporated by reference herein.

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


                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the voting securities of the Company as of December 31, 1996 by: (i) each director; (ii) each executive officer named above; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent (5%) of any class of its voting securities. Each of the Series A, Series B and Series D Preferred Stock is convertible into shares of Common Stock and vote with the Common Stock on an as-if-converted basis. Unless otherwise indicated, the Company believes that each of the persons indicated below has sole voting and investment power with respect to the shares owned by such person.


                                                          Amount and Nature of Beneficial Ownership
                                        -------------------------------------------------------------------------------
                                                                Series A             Series B             Series D
                                           Common Stock      Preferred Stock      Preferred Stock      Preferred Stock
                                        ------------------  -----------------    -----------------    -----------------
                                                                                                                             Percent
                                        Number     Percent  Number    Percent    Number    Percent    Number     Percent    of Total
                                          of         of       of        of         of        of         of         of        Voting
                                        Shares      Class   Shares     Class     Shares     Class     Shares      Class      Power
                                        ------      -----   ------     -----     ------     -----     ------      -----      -----
5% STOCKHOLDERS:
Proactive Partners, L.P.(1)(2) ....     741,734     2.86%       --        --     50,000     43.67%    333,333     100.00%    5.13%
50 Osgood Place
San Francisco, CA 94133

Fremont Proactive .................      24,234        *        --        --      7,500      6.55%         --         --        *
Partners, L.P. (1)(3)
50 Osgood Place
San Francisco, CA 94133

Lagunitas Partners, L.P. (1)(4) ...     210,084        *    20,000     20.28%    35,000     30.57%         --         --     1.92%
50 Osgood Place
San Francisco, CA 94133

McGettigan Wick Investments .......     164,616        *    15,000     15.21%        --        --          --         --        *
50 Osgood Place
San Francisco, CA 94133

Myron A. Wick III(5) ..............      77,247        *     5,000      5.07%        --        --          --         --        *
50 Osgood Place
San Francisco, CA 94133

                                      --------------------------------------------------------------------------------
                                                                 Series A             Series B            Series D
                                          Common Stock       Preferred Stock      Preferred Stock     Preferred Stock
                                      --------------------  ------------------   -----------------    ----------------
                                                                                                                            Percent
                                        Number     Percent   Number    Percent   Number    Percent    Number   Percent      of Total
                                          of         of        of        of        of        of         of       of          Voting
                                        Shares      Class    Shares     Class    Shares     Class     Shares    Class        Power
                                        ------      -----    ------     -----    ------     -----     ------    -----        -----
Jon D. Gruber(6) .................        8,000        *      4,000     4.06%        --       --        --       --             *
50 Osgood Place
San Francisco, CA 94133

J. Patterson McBaine(7) ..........        8,000        *      1,000     1.01%        --       --        --       --             *
50 Osgood Place
San Francisco, CA 94133

Judy Van Essen ...................    2,800,000    10.81%        --       --         --       --        --       --         10.22%
15100 North 78th Way, Ste. 200
Scottsdale, AZ 85260

Penelope DeYoung Trust ...........           --       --      5,000     5.07%        --       --        --       --             *
c/o Winston Partners
225 W. Washington St., #1600
Chicago, IL 60606

Jupiter Partners .................       48,728        *     10,000    10.14%        --       --        --       --             *
c/o John M. Bryan
600 Montgomery St., 35th Floor
San Francisco, CA 94111

Elizabeth D. Wick ................        2,667        *     10,000    10.14%        --       --        --       --             *
444 South Beach Road
Hobe Sound, FL 33455

Walter D. Wick Trust .............           --       --      5,000     5.07%        --       --        --       --             *
c/o Winston Partners
225 W. Washington St., #1600
Chicago, IL 60606

James W. DeYoung .................           --       --      5,000     5.07%        --       --        --       --             *
c/o Winston Partners
225 W. Washington St., #1600
Chicago, IL 60606

Benjamin F. Dillingham II ........           --       --      5,000     5.07%        --       --        --       --             *
1508 Smith Road
Yuba City, CA 95993

BMA, Inc. ........................           --       --         --       --     10,000     8.73%       --       --             *
2001 Kirby Ave
Houston, TX 77019

Michael McCord ...................           --       --         --       --     10,000     8.73%       --       --             *
3415 Meadow Lake Lane
Houston, TX 77027

DIRECTORS AND EXECUTIVE
 OFFICERS:
Wallace M. Hammond(1) ............      341,000     1.30%        --       --         --       --        --       --          1.23%
Jeffrey L. Bailey(1)(8) ..........      131,874        *         --       --         --       --        --       --             *
J. Rex Bell(1) ...................       96,874        *         --       --         --       --        --       --             *
Jon F. Beizer(1) .................       29,125        *         --       --         --       --        --       --             *
Thomas H. Bell(1)(9) .............    2,968,900    11.23%        --       --         --       --        --       --         10.62%

                                     ------------------------------------------------------------------------------------
                                                                   Series A               Series B            Series D
                                         Common Stock          Preferred Stock        Preferred Stock     Preferred Stock
                                     --------------------     -----------------      -----------------   -----------------
                                                                                                                             Percent
                                      Number      Percent     Number    Percent      Number    Percent   Number    Percent  of Total
                                        of          of          of        of           of        of        of        of      Voting
                                      Shares       Class      Shares     Class       Shares     Class    Shares     Class    Power
                                      ------       -----      ------     -----       ------     -----    ------     -----    -----
James W. Gallaway(1) ...........       475,486      1.83%         --        --         --        --        --        --       1.73%
Merrill L. Magowan(1) ..........        96,499         *      10,000     10.14%        --        --        --        --          *
Charles C. McGettigan(1)(10) ...        24,000         *          --        --         --        --        --        --          *
David Singleton(1) .............       151,961         *          --        --         --        --        --        --          *
Max E. Thornhill(1)(11) ........     1,376,271      5.29%         --        --         --        --        --        --       5.00%
All directors and executive
 officers as a group
 (10 persons)(1) ...............     5,691,990     20.78%     10,000     10.14%        --        --        --        --      19.84%


*      Less than one percent.

(1) Includes shares of common stock which certain principal stockholders, directors and officers of the Company have the right to acquire within 60 days after the date of this table pursuant to outstanding options and warrants as follows: Proactive Partners, L.P., 50,225 shares; Fremont Proactive Partners, L.P., 2,000 shares; Lagunitas Partners, L.P., 12,000 shares; Wallace M. Hammond, 325,000 shares; Jeffrey L. Bailey, 131,874 shares; J. Rex Bell, 96,874 shares; Jon F. Beizer, 29,125 shares; Thomas
       H. Bell, 548,000 shares; James W. Gallaway, 104,936 shares; Merrill L. Magowan, 96,499 shares; Charles C. McGettigan, 24,000 shares; David Singleton, 16,281 shares; and Max E. Thornhill, 118,281 shares.

(2) The general partner of Proactive Partners, L.P., a California limited partnership ("PP"), is Proactive Investment Managers, L.P., a California limited partnership ("PIM"), of which Messrs. Gruber, McBaine, McGettigan and Myron A. Wick III are general partners.

(3) The general partner of Fremont Proactive Partners, L.P., a California limited partnership ("FPP"), is PIM, of which Messrs. Gruber, McBaine, McGettigan and Wick are general partners.

(4) The general partners of Lagunitas Partners, L.P., a California limited partnership, are Gruber & McBaine Capital Management, a California corporation ("GMCM"), and Messrs. Gruber and McBaine.

(5) Includes 5,000 shares of Series A Preferred Stock held of record by the Myron A. Wick III Trust, a trust for which Mr. Wick is the trustee. The address of the Myron A. Wick III Trust is c/o Winston Partners, 225 W. Washington St., #1600, Chicago, IL 60606.

(6) Includes only shares held of record by Mr. Gruber. Mr. Gruber is also a director of GMCM, which owns of record 30,500 shares of common stock and which is a general partner of Lagunitas Partners, L.P., GMJ Investments, L.P., a California limited partnership which owns of record 5,000 shares of common stock, and Lagunitas International, a Cayman Islands limited partnership which owns 5,000 shares of common stock. Mr. Gruber is also a general partner directly in Lagunitas Partners, L.P. and GMJ Investments, L.P. Moreover, Mr. Gruber is a general partner of PIM, which is the general partner of PP and FPP. Accordingly, Mr. Gruber may be deemed to beneficially own some or all of the shares of the capital stock of Phoenix held by such companies. Mr. Gruber's address is 50 Osgood Place, San Francisco, CA 94133.

(7) Includes only shares held of record by Mr. McBaine. Mr. McBaine is also a director of GMCM, which is a general partner of the entities described in note (6) above. Mr. McBaine is also a general partner directly in Lagunitas Partners, L.P. and GMJ Investments, L.P. Moreover, Mr. McBaine is a general partner of PIM, which is the general partner of PP and FPP. Accordingly, Mr. McBaine may be deemed to beneficially own some or all of the shares of capital stock of Phoenix held by such companies. Mr. McBaine's address is 50 Osgood Place, San Francisco, CA 94133.

(8) Mr. Bailey resigned as an executive officer of the Company effective March 31, 1997.

(9)    Mr. Bell's address is 1687 Cole Blvd., Golden, CO 80401.

(10) Includes only shares held of record by Mr. McGettigan. Mr. McGettigan is a general partner of McGettigan, Wick Investments, a partnership which holds 10,666 shares of Common Stock, immediately exercisable warrants to purchase 153,950 shares of Common Stock, and 15,000 shares of Series A Preferred Stock. Mr. McGettigan is also a general partner of PIM, which is the general partner of PP and of FPP. Accordingly, Mr. McGettigan may be deemed to beneficially own some or all of the shares of the capital stock of Phoenix held by such companies. Mr. McGettigan's address is 50 Osgood Place, San Francisco, CA 94133.

(11)   Mr. Thornhill's address is 1687 Cole Blvd, Golden, CO 80401.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PHOENIX NETWORK, INC.


                               By: /s/ Wallace M. Hammond
                                  ----------------------------------------------
                               Wallace M. Hammond
                               President and Chief Executive Officer
                               (Principal Executive Officer)


                               By: /s/ Jonathan F. Beizer
                                  ----------------------------------------------
                               Jonathan F. Beizer
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)


Dated: April 30, 1997