Form 10-Q
period 1997-03-31
PHOENIX NETWORK INC
filed 1997-05-14
CIK 704862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
/ X / Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1997

                                       or

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

                   1687 Cole Boulevard, Golden, Colorado 80401
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (303) 205-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           (1) Yes   X    (2) No
                                   ----          -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Shares outstanding at
           Class                               May 1, 1997
 -----------------------------             ---------------------
 Common Stock, $.001 par value                  25,924,745

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

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                             PHOENIX NETWORK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                December 31, 1996           March 31, 1997
                                                ----------------            --------------
Current assets:
  Cash and cash equivalents                      $  1,548,061                 $   507,595

  Accounts receivable, net of
   allowance for doubtful accounts
   of $3,600,830 at December 31, 1996
   and $3,915,783 at March 31, 1997                14,419,829                  15,146,201

  Deferred commissions                                969,940                     769,808

  Other current assets                                686,271                     961,408
                                                  -----------                 -----------

Total current assets                               17,624,101                  17,385,012

Furniture, equipment and data processing
  systems, at cost less accumulated
  depreciation                                      5,522,771                   6,303,138

Deferred commissions                                  414,873                     452,923

Customer acquisition costs,
  less accumulated amortization                     2,725,275                   2,372,226

Goodwill, less accumulated amortization            18,553,332                  18,307,132

Other assets                                          953,831                     916,246
                                                  -----------                 -----------
                                                  $45,794,183                 $45,736,677
                                                  ===========                 ===========


The accompanying notes are an integral part of these statements.

                             PHOENIX NETWORK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 December 31, 1996            March 31, 1997
                                                 -----------------            --------------
Current liabilities:
  Line of Credit - Finance Company                 $  4,698,645                $ 7,311,970
  Current Maturities - Finance Company Note             444,839                    346,157
  Current Maturities - Stockholder Note                     -                      231,414
  Current Maturities - Capital Lease                        -                      134,335
  Note payable to vendor                              1,161,148                    999,674
  Accounts payable and accrued liabilities           19,105,317                 18,752,690
                                                    -----------                -----------

Total current liabilities                            25,409,949                 27,776,240

  Note payable to stockholder - long term             1,388,206                  1,156,792
  Capital Leases                                            -                      136,737
  Finance Company Note, less current                    824,306                    706,080
    maturities
Stockholders' equity:
  Preferred stock, $.001 par value;
    authorized, 5,000,000 shares;
    issued and outstanding, 546,458 shares
    at December 31, 1996 and 545,083
    shares at March 31, 1997                                546                        545
  Common stock, $.001 par value
    authorized, 50,000,000 shares;
    issued and outstanding, 25,851,894 shares
    at December 31, 1996 and 25,910,369
    shares at March 31, 1997                             25,851                     25,910
  Additional paid-in capital                         45,225,554                 45,336,836
  Treasury stock - 1,300
    shares at cost                                       (2,522)                    (2,522)
  Accumulated deficit
    from May 1, 1989                                (27,077,707)               (29,399,941)
                                                    -----------                -----------
Total stockholders' equity                           18,171,722                 15,960,828
                                                    -----------                -----------
                                                    $45,794,183                $45,736,677
                                                    ===========                ===========





The accompanying notes are an integral part of these statements.

                             PHOENIX NETWORK, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                          Three months ended March 31,

                                        1996                     1997
                                   -------------             -------------
Revenues                           $  27,336,312              $ 21,357,696
Cost of revenues                      19,818,948                15,431,689
                                   -------------             -------------

Gross profit                           7,517,364                 5,926,007

Selling, general &
  administrative expenses              7,819,696                 7,069,572
Depreciation and amortization          1,104,178                   978,966
                                   -------------             -------------
                                       8,923,874                 8,048,538
                                   -------------             -------------

Income (loss) from operations         (1,406,510)               (2,122,531)

Interest expense - net                   (47,889)                 (194,709)
                                   -------------             -------------

Net income (loss)                     (1,454,399)               (2,317,240)

Preferred stock dividends               (312,803)                 (47,225)
                                   -------------             -------------

Net income (loss) attributable
  to common shares                 $  (1,767,202)            $  (2,364,465)
                                   =============             =============

Net income (loss) per common
  share                            $       (0.09)            $       (0.09)
                                   =============             =============

Weighted average number
  of shares outstanding               20,022,025                25,894,349
                                   =============             =============




The accompanying notes are an integral part of these statements.

                             PHOENIX NETWORK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Three months ended March 31,

                                                                    1996                    1997
                                                                ------------            ------------
Cash flows from operating activities:
  Cash received from customers                                  $ 25,145,978            $ 20,115,935
  Interest received                                                   14,607                   2,447
  Cash paid to suppliers and employees                           (26,490,569)            (22,451,554)
  Interest paid                                                      (62,496)               (197,156)
                                                                ------------            ------------
  Net cash provided by (used in) operating activities             (1,392,480)             (2,530,328)

Cash flows from investing activities:
  Purchases of furniture and equipment                              (172,480)               (889,012)
  Payments on director/shareholder notes receivable                   14,500                   -
  Payments on agents notes receivable                                  1,492                   -
  Change in other assets                                            (229,669)                 37,585
  Business acquisitions, net of cash acquired                     (4,085,093)                  -
                                                                ------------            ------------
  Net cash used in investing activities                           (4,471,250)               (851,427)

Cash flows from financing activities:
  Advances on line of credit                                            -                  2,613,325
  Payments on note payable to finance company                        (30,700)               (216,928)
  Payments on note payable to vendor                                   -                    (161,474)
  Proceeds from exercise of stock options and warrants                 5,761                 106,346
                                                                ------------            ------------
 Net cash provided by (used in) financing activities                 (24,939)              2,341,269

Net increase (decrease) in cash                                   (5,888,669)             (1,040,466)
Cash and cash equivalents at beginning of period                   8,298,003               1,548,061
                                                                ------------            ------------
Cash and cash equivalents at end of period                      $  2,409,334            $    507,595
                                                                ============            ============

Reconciliation of net income (loss) to net cash
  provided by (used in) operating activities:
  Net income (loss)                                             $ (1,454,339)           $ (2,317,240)
  Adjustments
    Provision for doubtful accounts                                  576,728                 515,389
    Depreciation and amortization                                  1,104,178                 978,966
    Changes in assets and liabilities
      Accounts receivable                                         (2,758,488)             (1,241,761)
      Deferred commissions                                           248,402                 162,082
      Other assets                                                  (368,446)               (275,137)
      Accounts payable and accrued expenses                        1,259,485                (352,627)
                                                                ------------            ------------
  Net cash provided by (used in) operating activities           $ (1,392,480)           $ (2,530,328)
                                                                =============           =============

Schedule of noncash financing activity
--------------------------------------
Noncash components of consideration issued in
  connection with business combination:
    Common stock                                                $ 10,500,000                   -
    Note payable to stockholder                                    1,388,206                   -
    Assumption of net liabilities                                  1,606,976                   -
Conversion of preferred stock into common stock                       25,672                   4,995
Equipment acquired with capital lease                                  -                     271,072

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-K for year ended December 31, 1996.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the quarter ended March 31, 1997 revenues decreased to $21,357,696 compared with revenues of $27,336,312 for the comparable period of the prior year. The decrease was primarily due to a 14.2% decrease in the average revenue per minute. The average rate decline was due to the Company's customers utilizing more competitively priced services offered by the Company over the past year as a result of the Company's reaction to an overall decline in retail rates and price sensitivity in the telecommunications industry.

Cost of revenues for the three months ended March 31, 1997 decreased to $15,431,689 from $19,818,948 in the prior year's period which, as a percentage of revenue decreased slightly to 72.2% compared to 72.5% for the prior year's period. Accordingly, the gross profit increased to 27.7% for the first quarter '97 as compared to 27.5% for first quarter '96. The Company recently announced that it had entered into a letter of intent to merge with US ONE Communications Corp., a Dallas, Texas based CLEC (competitive local exchange carrier) which owns and operates a national network of Lucent 5ESS- 2000 switches capable of both local dialtone and long distance telephone services. US ONE has designed and deployed what is considered to be one of the most advanced telecommunications infrastructures in the country, with switches located in New York City, Chicago, Los Angeles, Boston, Washington D.C., Atlanta, Tampa, Columbus, Minneapolis, Kansas City, Dallas, Denver, San Francisco, and Seattle. Five of such switches are currently handling call traffic, and, to date the Company has successfully converted more than 15% of its traffic to the US ONE network.

Selling, general and administrative (SG&A) expenses decreased from $7,819,696 for the first quarter of '96 to $7,069,572 for the first quarter of '97. The Company has realized cost savings due to the completion of the consolidation of its San Francisco operations into the former ACI facilities in Golden, Colorado during the first half of 1996. However, as a percentage of revenue, SG&A costs have increased by 4.5% between first quarter '96 and first quarter '97.

Depreciation and amortization expense decreased from $1,104,178 in the March 96 quarter to $978,966 in the quarter ended March 1997. The decrease resulted primarily from the write-down of prepaid telemarketing commissions at year end.

Liquidity and Capital Resources

Net cash used in operating activities for the quarter ended March 1997 was $2,530,328 compared to $1,392,480 for the quarter ended March 1996, primarily as a result of the loss incurred for the period. The Company believes that the proposed merger with US ONE Communications will result in increasingly lower line costs over the next year as the Company is able to transition more of its traffic onto the US ONE network. The Company has a line of credit available through a finance company allowing for borrowings of up to $10,000,000 based on the Company's trade receivables. There was $7,311,970 outstanding under the line at March 31, 1997.

                         PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

3.1       --      Restated Certificate of Incorporation of the Company(1)

3.2       --      Bylaws of the Company(1)

10.1      --      1989 Stock Option Plan(2)

10.2      --      Forms of option grant pursuant to the 1989 Stock Option Plan(3)

10.3      --      1992 Non-Employee Directors' Stock Option Plan, as Amended(5)

10.4      --      Form of option grant pursuant to the 1992 Non-Employee Directors' Stock Option
                  Plan(5)

10.5      --      Series A Preferred Stock Purchase Agreement dated as of August 17, 1990(4)

10.6      --      Series B Preferred Stock Purchase Agreement dated as of December 27, 1991 with List of Purchasers(6)

10.7      --      Series D Preferred Stock Purchase Agreement dated as of December 15, 1992(5)

10.8      --      Sublease and Consent between the Company and Richard Goldman & Co. relating to the premises at One Maritime Plaza, San Francisco, CA(4)

10.9      --      Amended and Restated Loan and Security Agreement, among the Company, Phoenix
                  Network Acquisition Corp., Americonnect, Inc. and Foothill Capital Corporation,
                  dated September 26, 1995 (the "Original Foothill Agreement")(12)

10.10     --      Amendment Number One to the Original Foothill Agreement, dated October 17, 1996(12)

10.11     --      Amendment Number Two to the Original Foothill Agreement, dated December 23,
                  1996(12)

10.12     --      Amendment Number Three to the Original Foothill Agreement, dated March 12, 1997(12)

10.13     --      Office Lease Agreement with Itel Rail Corporation, dated June 8, 1994(10)

10.14     --      Stockholders Agreement, dated October 20, 1995(7)

10.15     --      Series F Preferred Stock and Warrant Purchase Agreement, dated October 20, 1995(7)

10.16     --      Communications Services Agreement, between the Company and US ONE Communications
                  Corp., dated May 22, 1996 (the "Original US ONE Agreement")(8)

10.17     --      Amendment No. 1 to the Original US ONE Agreement, dated October 11, 1996(12)

10.18     --      Amendment No. 2 to the Original US ONE Agreement, dated October 11, 1996(12)

10.19     --      Amendment No. 3 to the Original US ONE Agreement, dated January 3, 1997(12)

10.20     --      Amendment No. 4 to the Original US ONE Agreement, dated December 30, 1996(12)

10.21     --      Amendment No. 5 to the Original US ONE Agreement, dated March 26, 1997(12)

10.22     --      Telecommunications Services Agreement, between the Company and Comdisco Disaster
                  Recovery Services, a Division of Comdisco, Inc., dated March 25, 1996(8)

10.23     --      Employment Agreement, between the Company and Wallace M. Hammond, dated January 1,
                  1996(12)

10.24     --      Warrant to Purchase 200,000 Shares of Common Stock issued to Foothill Capital
                  Corporation, dated as of March 12, 1997

11.1      --      Computation of earnings per share(11)

18.1      --      Letter re change in accounting principles(9)

27.1      --      Financial Data Schedule

------------

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

(11) This data appears in the Consolidated Statement of Operations included in the Company's Consolidated Financial Statements.

(12) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

         (b)     Reports on Form 8-K: See the Company's Current Report on Form
                 8-K, as filed with the Securities and Exchange Commission on January 23, 1997, and the Company's Current Report on Form
                 8-K, as filed with the Securities and Exchange Commission on April 25, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PHOENIX NETWORK, INC.
                                           ---------------------
                                           (Registrant)


Date 5/14/97                               /s/ Wallace M. Hammond
     ------------                          --------------------------------
                                           Wallace M. Hammond
                                           Chief Executive Officer



Date 5/14/97                               /s/ Jon Beizer
     ------------                          --------------------------------
                                           Jon Beizer
                                           Chief Financial Officer
                                           (Chief Accounting Officer)

                                EXHIBIT INDEX

Exhibit
  No.                            Description
-------                          -----------
3.1       --      Restated Certificate of Incorporation of the Company(1)

3.2       --      Bylaws of the Company(1)

10.1      --      1989 Stock Option Plan(2)

10.2      --      Forms of option grant pursuant to the 1989 Stock Option Plan(3)

10.3      --      1992 Non-Employee Directors' Stock Option Plan, as Amended(5)

10.4      --      Form of option grant pursuant to the 1992 Non-Employee Directors' Stock Option
                  Plan(5)

10.5      --      Series A Preferred Stock Purchase Agreement dated as of August 17, 1990(4)

10.6      --      Series B Preferred Stock Purchase Agreement dated as of December 27, 1991 with List of Purchasers(6)

10.7      --      Series D Preferred Stock Purchase Agreement dated as of December 15, 1992(5)

10.8      --      Sublease and Consent between the Company and Richard Goldman & Co. relating to the premises at One Maritime Plaza, San Francisco, CA(4)

10.9      --      Amended and Restated Loan and Security Agreement, among the Company, Phoenix
                  Network Acquisition Corp., Americonnect, Inc. and Foothill Capital Corporation,
                  dated September 26, 1995 (the "Original Foothill Agreement")(12)

10.10     --      Amendment Number One to the Original Foothill Agreement, dated October 17, 1996(12)

10.11     --      Amendment Number Two to the Original Foothill Agreement, dated December 23,
                  1996(12)

10.12     --      Amendment Number Three to the Original Foothill Agreement, dated March 12, 1997(12)

10.13     --      Office Lease Agreement with Itel Rail Corporation, dated June 8, 1994(10)

10.14     --      Stockholders Agreement, dated October 20, 1995(7)

10.15     --      Series F Preferred Stock and Warrant Purchase Agreement, dated October 20, 1995(7)

10.16     --      Communications Services Agreement, between the Company and US ONE Communications
                  Corp., dated May 22, 1996 (the "Original US ONE Agreement")(8)

10.17     --      Amendment No. 1 to the Original US ONE Agreement, dated October 11, 1996(12)

10.18     --      Amendment No. 2 to the Original US ONE Agreement, dated October 11, 1996(12)

10.19     --      Amendment No. 3 to the Original US ONE Agreement, dated January 3, 1997(12)

10.20     --      Amendment No. 4 to the Original US ONE Agreement, dated December 30, 1996(12)

10.21     --      Amendment No. 5 to the Original US ONE Agreement, dated March 26, 1997(12)

                                EXHIBIT INDEX

Exhibit
  No.                            Description
-------                          -----------
10.22     --      Telecommunications Services Agreement, between the Company and Comdisco Disaster
                  Recovery Services, a Division of Comdisco, Inc., dated March 25, 1996(8)

10.23     --      Employment Agreement, between the Company and Wallace M. Hammond, dated January 1,
                  1996(12)

10.24     --      Warrant to Purchase 200,000 Shares of Common Stock issued to Foothill Capital
                  Corporation, dated as of March 12, 1997

11.1      --      Computation of earnings per share(11)

18.1      --      Letter re change in accounting principles(9)

27.1      --      Financial Data Schedule

------------

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

(11) This data appears in the Consolidated Statement of Operations included in the Company's Consolidated Financial Statements.

(12) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.