Form 10-Q/A
period 1997-03-31
PHOENIX NETWORK INC
filed 1997-06-17
CIK 704862

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-Q/A
                               AMENDMENT NO. 1


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

                        PART I. FINANCIAL INFORMATION



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

Liquidity and Capital Resources


Net cash used in operating activities for the quarter ended March 1997 was $2,530,328 compared to $1,392,480 for the quarter ended March 1996, primarily as a result of the loss incurred for the period. The Company believes that the proposed merger with US ONE Communications will result in increasingly lower line costs over the next year as the Company is able to transition more of its traffic onto the US ONE network. The Company has a line of credit available through a finance company allowing for borrowings of up to $10,000,000 based on the Company's trade receivables. There was $7,311,970 outstanding under the line at March 31, 1997. As of March 31, 1997 the Company had $692,080 of borrowings that were available under the $10 million line of credit.



It was the Company's policy to maintain account receivables balances on its general ledger despite their age for up to one year. Amounts deemed uncollectible are fully reserved within the allowance for doubtful accounts. The increase in allowance for doubtful accounts during the first quarter of 1997 is based on the Company's estimate of uncollectible balances relating to first quarter sales. Effective as of the second quarter of 1997, the Company has revised this policy to write-off uncollectible accounts after 90 days.

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



Date 6/17/97                               /s/ Wallace M. Hammond
     ------------                          --------------------------------

                                           Wallace M. Hammond
                                           Chief Executive Officer




Date 6/17/97                               /s/ Jon Beizer
     ------------                          --------------------------------

                                           Jon Beizer
                                           Chief Financial Officer
                                           (Chief Accounting Officer)