Form 10-K/A
period 1996-12-31
PHOENIX NETWORK INC
filed 1997-06-18
CIK 704862

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





                                   PART II


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


                                                                            Year ended December 31,
                                                                    --------------------------------------------
                                                          1992        1993        1994        1995        1996
                                                        --------    --------    --------    --------    --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue .............................................   $ 36,502    $ 53,905    $ 74,405    $ 75,855    $ 99,307
Cost of revenue .....................................     27,352      39,381      52,650      53,776      73,438
                                                        --------    --------    --------    --------    --------
               Gross profit .........................      9,150      14,524      21,755      22,079      25,869
Selling, general and administrative expenses ........      9,438      15,851      21,075      22,323      31,115
Depreciation and Amortization .......................        254         538         678       1,126       4,358
Relocation expenses .................................       --          --          --          --         1,133
Acquisition expenses ................................       --          --          --          --         1,309
Loss on abandonment of fixed assets .................       --          --          --         1,020          15
Aborted bond offering expenses ......................       --          --          --          --           246
                                                        --------    --------    --------    --------    --------
                                                           9,692      16,389      21,753      24,469      38,176
                                                        --------    --------    --------    --------    --------
    Operating income (loss) .........................       (542)     (1,865)          2      (2,390)    (12,307)
Other income (expense):
    Interest income .................................         40          19          36         103          85
    Interest expense ................................        (42)        186        (425)       (261)       (626)
    Miscellaneous income (expense) ..................        (11)        (10)         43          (7)          4
                                                        --------    --------    --------    --------    --------
                                                             (13)       (177)       (346)       (164)       (537)
                                                        --------    --------    --------    --------    --------
Income (loss) before income taxes and
  cumulative effect of accounting  change ...........       (555)     (2,042)       (344)     (2,554)    (12,844)
Income tax benefit (expense) ........................       --           494         (16)       (500)       --
                                                        --------    --------    --------    --------    --------
Income (loss) before cumulative effect of
  accounting change .................................       (555)     (1,548)       (360)     (3,054)    (12,844)
Cumulative effect of change in amortization of
  deferred commissions ..............................       --          --           123        --          --
                                                        --------    --------    --------    --------    --------
               Net income (loss) ....................   $   (555)   $ (1,548)   $   (483)   $ (3,054)   $(12,844)
                                                        ========    ========    ========    ========    ========
Net income (loss) attributable to common shares:
   Net income (loss) ................................   $   (555)   $ (1,548)   $   (483)   $ (3,054)   $(12,844)
   Preferred dividends ..............................       (262)       (268)       (232)       (594)     (1,206)
                                                        --------    --------    --------    --------    --------
                                                        $   (817)   $ (1,816)   $   (715)   $ (3,648)   $(14,050)
                                                        ========    ========    ========    ========    ========
Loss per common share:
Loss before cumulative effect of accounting
  change ............................................   $  (0.08)   $  (0.15)   $  (0.04)   $  (0.24)   $  (0.68)
Cumulative effect of accounting change ..............       --          --         (0.01)       --          --
                                                        --------    --------    --------    --------    --------
Net loss per common share ...........................   $  (0.08)   $  (0.15)   $  (0.05)   $  (0.24)   $  (0.68)
                                                        ========    ========    ========    ========    ========
BALANCE SHEET DATA (at end of period):
Working capital (deficit) ...........................   $    370    $  1,478    $  1,409    $ 10,252    $ (7,786)
Total assets ........................................     11,340      17,317      17,568      33,028      45,794
Long term debt ......................................       --          --          --          --         2,213
Stockholders' equity (deficit) ......................     (2,825)      3,668       4,512      19,188      18,172


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

GENERAL

         The Company entered the telecommunications industry as a switchless long distance reseller in 1985, and the Company grew internally on the efforts of its sales and marketing force during the following decade. Additionally, since May

1995, the Company has completed 10 acquisitions of companies or customer bases, thereby strengthening the Company's customer base, product and service offerings and sales distribution. The largest of these acquisitions include:
Bright Telecom L.P. ("Bright"), a San Francisco-based international call-back company, Tele-Trend, a switchless reseller based in Denver, and a portion of the customer base of ISI Telecommunications, Inc. ("ISI"), a switched reseller, all of which were completed in the last half of 1995. In January 1996, the Company acquired ACI and, in October 1996, the Company completed the AmeriConnect Merger. See "Item 1--Business--Acquisitions and Mergers."

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

                                           Year Ended December 31,
                                        ----------------------------
                                         1994       1995       1996
                                        ------     ------     ------
STATEMENT OF OPERATIONS DATA:
Revenues ..........................      100.0%     100.0%     100.0%
Cost of revenues ..................       70.8       70.9       74.0
                                        ------     ------     ------
Gross profit ......................       29.2       29.1       26.0
Selling, general and
   administrative .................       28.3       29.4       31.3
Depreciation and
   amortization ...................        0.9        1.5        4.4
Relocation expenses ...............       --         --          1.1
Acquisition expenses ..............       --         --          1.3
Loss on abandonment of
   fixed assets ...................       --          1.3       --
Aborted bond offering expenses ....       --         --          0.2
                                        ------     ------     ------
                                          29.2       32.2       38.3
                                        ------     ------     ------
Operating income (loss) ...........       --         (1.8)     (12.3)
Interest income ...................       --          0.1       --
Interest expense ..................       (0.5)      (0.3)      (0.6)
Miscellaneous income ..............       --         --         --
Income tax benefit
   (expense) ......................       --         (0.7)      --
                                        ------     ------     ------
Loss before cumulative
   effect of accounting
   change .........................       (0.5)      (4.0)     (12.9)
Cumulative effect of change
   in amortization of deferred
   commissions ....................       (0.2)      --         --
                                        ------     ------     ------
Net income (loss) .................       (0.7)%     (4.0)%    (12.9)%
                                        ======     ======     ======
Preferred dividends ...............       (0.3)      (0.8)      (1.2)
                                        ------     ------     ------
Net income (loss)
   attributable to common
   shares .........................       (1.0)%     (4.8)%    (14.1)%
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


Dated: June 18, 1997

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





GRANT THORNTON LLP

/s/ GRANT THORNTON LLP

Denver, Colorado
March 12, 1997

                     Phoenix Network, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,



                                                                         1995         1996
                                                                  -----------  -----------
                      ASSETS

CURRENT ASSETS
 Cash and cash equivalents ($225,356 restricted in 1995)          $ 8,298,003  $ 1,548,061
 Accounts receivable, net of allowance for doubtful accounts
    of $1,649,013 in 1995 and $3,600,830 in 1996                   13,731,400   14,419,829
 Deferred commissions                                               1,648,780      969,940
 Other current assets                                                 415,163      686,271
                                                                  -----------  -----------

               Total current assets                                24,093,346   17,624,101

Furniture, equipment and data processing systems - at cost,
 less accumulated depreciation of $1,350,597 in 1995 and
 $2,495,701 in 1996                                                   886,665    5,522,771

Deferred commissions                                                1,454,483      414,873

Customer acquisition costs, less accumulated amortization of
 $1,005,262 in 1995 and $3,145,245 in 1996                          2,447,619    2,725,275

Goodwill, less accumulated amortization of $82,961 in 1995
 and $1,059,613 in 1996                                             3,903,109   18,553,332

Other assets                                                          243,048      953,831
                                                                  -----------  -----------

                                                                  $33,028,270  $45,794,183
                                                                  ===========  ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

RENT LIABILITIES
 Current maturities of note payable to finance company            $         -  $   444,839
 Note payable to vendor                                                     -    1,161,148
 Line of credit - finance company                                      41,468    4,698,645
 Accounts payable                                                  13,282,599   16,686,690
 Accrued liabilities                                                  516,554    2,418,627
                                                                  -----------  -----------
               Total current liabilities                           13,840,621   25,409,949

LONG-TERM DEBT
 Note payable to stockholder                                                -    1,388,206
 Note payable to finance company, less current maturities                   -      824,306

STOCKHOLDERS' EQUITY
 Preferred stock - $.001 par value, authorized 5,000,000 shares, issued and outstanding 2,737,389 in 1995 and 546,458 in
    1996, liquidation preference aggregating $15,332,780 and
    $3,368,020 at December 31, 1995 and 1996, respectively              2,737          546
 Common stock - $.001 par value, authorized 50,000,000
    shares, issued 16,952,455 in 1995 and 25,851,894 in 1996           16,952       25,851
 Additional paid-in capital                                        32,146,636   45,225,554
 Accumulated deficit                                              (12,976,154) (27,077,707)
 Treasury stock - 1,300 shares at cost                                 (2,522)      (2,522)
                                                                  -----------  -----------
                                                                   19,187,649   18,171,722
                                                                  -----------  -----------

                                                                  $33,028,270  $45,794,183
                                                                  ===========  ===========



The accompanying notes are an integral part of these statements.

                     Phoenix Network, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year ended December 31,




                                                         1994         1995          1996
                                                     -----------  -----------  ------------
Revenue                                              $74,404,808  $75,854,969  $ 99,307,277
Cost of revenue                                       52,649,359   53,775,779    73,438,757
                                                     -----------  -----------  ------------

          Gross profit                                21,755,449   22,079,190    25,868,520

Selling, general and administrative expenses          21,074,942   22,323,202    31,114,723
Depreciation and amortization                            678,038    1,125,563     4,357,720
Relocation expenses                                            -            -     1,133,158
Acquisition expenses                                           -            -     1,308,634
Loss on abandonment of fixed assets                            -     1,019,648       15,238
Aborted bond offering expenses                                 -            -       246,083
                                                     -----------  -----------  ------------
                                                      21,752,980   24,468,413    38,175,556
                                                     -----------  -----------  ------------

          Operating income (loss)                          2,469   (2,389,223)  (12,307,036)

Other income (expense)
 Interest income                                          36,121      103,125        84,627
 Interest expense                                       (425,222)    (260,639)     (625,817)
 Miscellaneous income (expense)                           42,897       (6,767)        4,264
                                                     -----------  -----------  ------------
                                                        (346,204)     164,281       536,926
                                                     -----------  -----------  ------------
          Loss before income taxes and
           cumulative effect of accounting change       (343,735)  (2,553,504)  (12,843,962)

Income tax benefit (expense)                             (16,405)    (500,000)            -
                                                     -----------  -----------  ------------
          Loss before cumulative effect of
           accounting change                            (360,140)  (3,053,504)  (12,843,962)

Cumulative effect of change in amortization of
 deferred commissions                                   (123,224)           -             -
                                                     -----------  -----------  ------------


          Net loss                                   $  (483,364) $(3,053,504) $(12,843,962)
                                                     ===========  ===========  ============

Net loss attributable to common shares
 Net loss                                            $  (483,364) $(3,053,504) $(12,843,962)
 Preferred dividends                                    (231,255)    (594,381)   (1,206,042)
                                                     -----------  -----------  ------------
                                                     $  (714,619) $(3,647,885) $(14,050,004)
                                                     ===========  ===========  ============

Loss per common share
 Loss before cumulative effect of accounting change  $     (0.04) $     (0.24) $      (0.68)
 Cumulative effect of accounting change                    (0.01)           -            -
                                                     -----------  -----------  ------------

           Net loss per common share                 $     (0.05) $     (0.24) $      (0.68)
                                                     ===========  ===========  ============

Weighted average common shares                        13,576,265   15,335,268    20,673,276
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

        10.10        -- Amendment Number One to the Original Foothill Agreement,
                        dated October 17, 1996(12)

        10.11        -- Amendment Number Two to the Original Foothill Agreement,
                        dated December 23, 1996(12)

        10.12        -- Amendment Number Three to the Original Foothill
                        Agreement, dated March 12, 1997(12)

        10.13        -- Office Lease Agreement with Itel Rail Corporation,
                        dated June 8, 1994(10)

        10.14       --  Stockholders Agreement, dated October 20, 1995(7)

        10.15       --  Series F Preferred Stock and Warrant Purchase Agreement,
                        dated October 20, 1995(7)

        10.16       --  Communications Services Agreement, between the Company and US ONE Communications Corp., dated May 22, 1996 (the
                        "Original US ONE Agreement")(8)

        10.17       --  Amendment No. 1 to the Original US ONE Agreement, dated
                        October 11, 1996(12)

        10.18       --  Amendment No. 2 to the Original US ONE Agreement, dated
                        October 11, 1996(12)

        10.19       --  Amendment No. 3 to the Original US ONE Agreement, dated
                        January 3, 1997(12)

        10.20       --  Amendment No. 4 to the Original US ONE Agreement, dated
                        December 30, 1996(12)

        10.21       --  Amendment No. 5 to the Original US ONE Agreement, dated
                        March ___, 1997(12)

        10.22      --  Telecommunications Services Agreement, between the
                       Company and Comdisco Disaster Recovery Services, a
                       Division of Comdisco, Inc., dated March 25, 1996(8)

        10.23      --  Employment Agreement, between the Company and Wallace M.
                       Hammond, dated January 1, 1996(12)

        11.1       --  Computation of earnings per share(11)

        18.1       --  Letter re change in accounting principles(9)

        21.1       --  Subsidiaries of Phoenix Network, Inc.(12)

        23.1       --  Consent of Grant Thornton LLP

        27.1       --  Financial Data Schedule(12)


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