Form 10-Q/A
period 1997-03-31
PHOENIX NETWORK INC
filed 1997-06-19
CIK 704862

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A

                               AMENDMENT NO. 2


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


Contingencies

         In April 1997, the Company filed a Summons and Complaint in the Circuit Court for Palm Beach County, Florida against Alpha Digital Technology, a former customer ("Alpha Digital"), seeking to recover for services rendered in the amount of approximately $560,000. The Company plans to file a Summons and Complaint in the Circuit Court for Hillsborough County, Florida against Classic Personnel Services, Inc. d/b/a World Placement Services, a former customer ("World Placement"), seeking to recover for services rendered in the amount of approximately $486,000. No revenue has been recorded related to these amounts. To date, the Company has been unable to effectuate service of process on Alpha Digital; efforts to do so are continuing. The Company has notified the vendor that provided the underlying dedicated long distance services provided to Alpha Digital and World Placement of the possibility of a claim. The Company has alleged in the notice letter that the vendor failed to act properly with respect to monitoring usage levels and notifying the Company of the heavy usage that occurred on these two accounts. It is the Company's position that the vendor's actions and omissions caused or contributed to the loss to which the Company is exposed. The underlying vendor billed the Company approximately $510,000 for the services provided to Alpha Digital and World Placement. This liability has not been recorded by the Company. At this time it is unclear as to the ultimate outcome of either of the two actions and the Company's discussions with the vendor. If the Company is unable to recover in one or both of the actions and is required to pay the vendor for the full amount billed by the vendor, its operations and financial condition could be materially adversely affected.

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



Date 6/19/97                               /s/ Wallace M. Hammond
     ------------                          --------------------------------

                                           Wallace M. Hammond
                                           Chief Executive Officer




Date 6/19/97                               /s/ Jon Beizer
     ------------                          --------------------------------

                                           Jon Beizer
                                           Chief Financial Officer
                                           (Chief Accounting Officer)