Form 10-Q
period 1997-06-30
PHOENIX NETWORK INC
filed 1997-08-13
CIK 704862

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)

     X     Quarterly Report pursuant to section 13 or 15(d) of the Securities
---------- Exchange Act of 1934

           For the quarterly period ended June 30, 1997

                                     or

           Transition report pursuant to Section 13 or 15(d) of the Securities ---------- Exchange Act of 1934

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

                        (1) Yes   X        (2) No
                                -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Shares outstanding at
                     Class                              August 1, 1997
          -----------------------------                ---------------
          Common Stock, $.001 par value                   29,179,368

                             PHOENIX NETWORK, INC.

                                   I N D E X


                                                                             Page No.
                                                                             --------
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated                                             3
          Balance Sheets

          Condensed Consolidated                                             5
          Statements of Operations

          Condensed Consolidated                                             6
          Statements of Cash Flow

          Notes to Condensed Consolidated                                    7
          Financial Statements

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                                      8

Item 5.   Recent Developments                                                9

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   10

                       PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements

                             PHOENIX NETWORK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                 December 31, 1996            June 30, 1997
                                                 -----------------            -------------
Current assets:
  Cash and cash equivalents                      $  1,548,061                 $    463,821


  Accounts receivable, net of allowance for
     doubtful accounts of $3,600,830 at
     December 31, 1996 and $1,865,296 at June
     30, 1997                                      14,419,829                   12,858,593
  Deferred commissions                                969,940                      599,307
  Other current assets                                686,271                      540,849
                                                 ------------                 ------------

Total current assets                               17,624,101                   14,462,570

Furniture, equipment and data processing
  systems, at cost less accumulated
  depreciation                                      5,522,771                    6,487,417

Deferred commissions                                  414,873                      224,765

Customer acquisition costs, less accumulated
  amortization                                      2,725,275                    2,106,220

Goodwill, less accumulated amortization            18,553,332                   18,045,116

Other assets                                          953,831                      888,168
                                                 ------------                 ------------

                                                 $ 45,794,183                 $ 42,214,256
                                                 ============                 ============


The accompanying notes are an integral part of these statements.

                             PHOENIX NETWORK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   December 31, 1996          June 30, 1997
                                                   -----------------          -------------
Current liabilities:
  Line of Credit - Finance Company                 $  4,698,645                  7,047,437
  Current Maturities - Finance Company Note             444,839                    470,483
  Current Maturities - Stockholder Note                       -                    231,414
  Current Maturities - Capital Lease                          -                    125,989
  Note Payable to vendor                              1,161,148                    170,349
  Accounts payable and accrued liabilities           19,105,317                 16,342,229
                                                   ------------               ------------

Total current liabilities                            25,409,949                 24,387,901

Notes payable to stockholder - long term              1,388,206                  1,156,792
Capital Leases                                                -                     90,110
Finance Company Note, less current maturities           824,306                    481,092

Stockholders' equity:
  Preferred stock, $.001 par value; authorized,
     5,000,000 shares; issued and outstanding,
     546,458 shares at December 31, 1996 and
     194,250 at June 30, 1997                               546                        194
  Common stock, $.001 par value authorized,
     50,000,000 shares; issued and outstanding,
     25,851,894 shares at December 31, 1996 and
     27,888,074 shares at June 30, 1997
                                                         25,851                     27,901
  Additional paid-in capital                         45,225,554                 49,500,628
   Treasury stock - 1,300 shares at cost                 (2,522)                    (2,522)
  Accumulated deficit from May 1, 1989              (27,077,707)               (33,427,840)
                                                   ------------               ------------
Total stockholders' equity                           18,171,722                 16,098,361
                                                   ------------               ------------
                                                   $ 45,794,183               $ 42,214,256
                                                   ============               ============





The accompanying notes are an integral part of these statements.

                             PHOENIX NETWORK, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Three months ended June 30,                Six months ended June 30,
                                        ---------------------------                -------------------------

                                         1996                1997                  1996                1997
                                         ----                ----                  ----                ----
Revenues                          $      26,268,640     $  19,922,350        $     53,604,952     $  41,280,046
Cost of revenues                         19,084,456        14,959,624              38,903,404        30,391,313
                                  -----------------     -------------        ----------------     -------------

Gross profit                              7,184,184         4,962,726              14,701,548        10,888,733

Operating expenses:
  Selling, general &
    administrative expenses               7,335,241         7,045,659              14,953,192        14,115,231
   Depreciation and amortization          1,095,011           954,898               2,199,189         1,933,864
   Relocation expenses                      607,429                 -                 809,174                 -
                                  -----------------     -------------        ----------------     -------------

                                          9,037,681         8,000,557              17,961,555        16,049,095

Income (loss) from operations            (1,853,497)       (3,037,831)             (3,260,007)       (5,160,362)

Net interest expense                       (128,109)         (349,469)               (175,998)         (544,178)
                                  -----------------     -------------        ----------------     -------------

Net income (loss)                        (1,981,606)       (3,387,300)             (3,436,005)       (5,704,540)

Preferred stock dividends                  (312,270)          (69,285)               (625,073)         (116,510)
                                  -----------------     -------------        ----------------     -------------

Net income (loss) attributable to
  common shares                   $      (2,293,876)    $  (3,456,585)       $     (4,061,078)    $  (5,821,050)
                                  =================     =============        ================     =============

Net income (loss) per common
  share                           $            (.11)    $       (0.13)       $          (0.20)    $       (0.22)
                                  =================     =============        ================     =============

Weighted average number of shares
  outstanding                            20,248,434        27,061,922              20,135,298        26,427,671
                                  =================     =============        ================     =============





The accompanying notes are an integral part of these statements.

                             PHOENIX NETWORK, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                          CASH FLOWS Six months ended
                                    June 30,

                                                                     1996                    1997
                                                                     ----                    ----
Cash flows from operating activities:
  Cash received from customers                                 $    51,342,868         $    41,606,630
  Interest received                                                     39,777                   2,522
  Cash paid to suppliers and employees                             (53,249,158)            (45,328,817)
  Interest paid                                                       (186,402)               (546,700)
                                                               ---------------         ---------------
  Net cash used in operating activities                             (2,052,915)             (4,266,365)
Cash flows from investing activities:
  Purchases of furniture and equipment                                (229,894)             (1,500,167)
  Purchase of other assets                                            (296,321)                 65,663
  Business acquisitions, net of cash acquired                       (4,085,093)                      -
                                                               ---------------         ---------------
  Net cash used in investing activities                             (4,611,308)             (1,434,504)
Cash flows from financing activities:
   Advances on line of credit                                                -               2,348,792
   Proceeds from (payment on) note payable to finance
  company                                                              567,126                (317,570)
  Payment on notes payable to vendor                                (1,081,810)               (990,799)
  Payments on capital lease                                                  -                 (54,973)
  Proceeds from issuance of preferred stock                                  -               2,832,500
  Proceeds from issuance of common stock                                     -                       -
  Proceeds from exercise of common stock options and
     warrants                                                          661,059                 798,679
                                                               ---------------         ---------------
  Net cash provided by financing activities                            146,375               4,616,629
                                                               ---------------         ---------------
Net increase (decrease) in cash                                     (6,517,848)             (1,084,240)
Cash at beginning of period                                          8,298,003               1,548,061
                                                               ---------------         ---------------
Cash at end of period                                          $     1,780,155         $       463,821
                                                               ===============         ===============

Reconciliation of net income (loss) to net cash provided by
  (used in) operating activities:
  Net income (loss)                                            $    (3,436,005)             (5,704,540)
  Adjustments
     Provision for doubtful accounts                                 1,136,468               1,234,652
     Depreciation and amortization                                   2,199,189               1,933,864
     Changes in assets and liabilities
       Accounts receivable                                          (3,096,982)                326,584
       Deferred commissions                                            543,044                 560,741
       Other assets                                                   (362,227)                145,422
       Accounts payable and accrued expenses                           963,598              (2,763,088)
                                                               ---------------         ---------------
  Net cash provided by (used in) operating activities          $    (2,052,915)        $    (4,266,365)
                                                               ===============         ===============

Schedule of noncash activity
----------------------------
Noncash components of consideration issued in connection
  with business combination:
  Common stock                                                 $    10,500,000                       -
  Note payable to stockholder                                        1,388,206                       -
  Assumption of net liabilities                                      1,606,976                       -
Conversion of preferred stock into common stock                         32,330                 644,435
Equipment acquired with capital lease                                        -                 271,072

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the quarter ended June 30, 1997 revenues decreased to $19,922,350 compared with revenues of $26,268,640 for the comparable period of the prior year. The decrease was due to an overall decrease in billed minutes of 14.3% and a drop in the average revenue per minute of approximately 11.8%. The rate per minute decline was due to the Company's customers continuing to utilize more competitively priced services offered by the Company. These new services have been a result of the Company's reaction to an overall decline in retail rates
and price sensitivity in the telecommunications industry.   For the six months
ended June 30, 1997, revenues decreased to $41,280,046 compared with revenues of $53,604,952 for the comparable period of the prior year due the same reasons as the quarterly comparison. For the six month period billed minutes decreased by 14.3%, with the average rate per minute down by 9.9%.

Cost of revenues for the three months ended June 30, 1997 decreased to $14,959,624 from $19,084,456 in the prior year's period, however, as a percentage of revenue, cost of revenues increased to 75.1% compared to 72.7% for the prior year's period. For the six month period, cost of revenues increased as a percentage of revenue to 73.6% from 72.6%. Although the Company's average cost per minute of usage has declined by 8.5% for the three months ended June 30, 1997 and 9.3% for the six months ended June 30, 1997, compared to the prior year's comparable periods, the higher percentage decrease in the average revenue per minute resulted in the decline in the Company's gross profit margin percentage.

Selling, general and administrative (SG&A) expenses decreased from $7,335,241 for the second quarter of 1996 to $7,045,659 for the second quarter of 1997. For the six month period ending June 30, 1997, SG&A expenses also decreased to $14,115,231 as compared to $14,953,192 for the comparable period last year. However, as a percentage of revenue, SG&A costs have increased by 7.5% between second quarter of 1996 and second quarter 1997. For the six month period ended June 30, 1997, these costs as a percentage of revenue have increased by 6.3% over the comparable period of the prior year.

Depreciation and amortization expense decreased from $1,095,011, or 4.2% of revenue, in the June 1996 quarter to $954,898, or 4.8% of revenue, in the quarter ended June 1997. The decrease resulted primarily from the write-down of prepaid telemarketing commissions at year end. The reasons for the changes in the six month periods are the same as for the quarterly comparisons.

Liquidity and Capital Resources

Cash flows from operations for the six months ended June 30, 1997 resulted in a net negative cash flow of $4,266,365 compared to a negative cash flow of $2,052,915 for the prior year, primarily as a result of the loss incurred for the period. The Company has a line of credit available through a finance company allowing for borrowings of up to $10,000,000 based on the Company's trade receivables. There was $7,144,561 outstanding under the line at June 30, 1997.

Item 5.  Recent Developments

         In April 1997, the Company filed a Summons and Complaint in the Circuit Court for Palm Beach County, Florida against Alpha Digital Technology, a former customer ("Alpha Digital"), seeking to recover for services rendered in the amount of approximately $560,000. The Company plans to file a Summons and Complaint in the Circuit Court for Hillsborough County, Florida against Classic Personnel Services, Inc. d/b/a World Placement Services, a former customer ("World Placement"), seeking to recover for services rendered in the amount of approximately $486,000. No revenue has been recorded related to these amounts. To date, the Company has been unable to effectuate service of process on Alpha Digital; efforts to do so are continuing. It is unlikely that the actions against Alpha Digital and World Placement, if pursued, will be successful because, to date, efforts to locate the defendants have been unsuccessful and the defendants may never be found and/or may not be financially viable. The Company has incurred approximately $510,000 in carrier costs related to services provided to Alpha Digital and World Placement in the second quarter ended June 30, 1997.

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

      10.1     -- 1989 Stock Option Plan(2)

      10.2     -- Forms of option grant pursuant to the 1989 Stock Option Plan(3)

      10.3     -- 1992 Non-Employee Directors' Stock Option Plan, as Amended(5)

      10.4     -- Form of option grant pursuant to the 1992 Non-Employee Directors' Stock Option Plan(5)

      10.5     -- Sublease and Consent between the Company and Richard Goldman & Co. relating to the premises at One Maritime Plaza, San Francisco, CA(4)

      10.6     -- Amended and Restated Loan and Security Agreement, among the Company, Phoenix
                  Network Acquisition Corp., Americonnect, Inc. and Foothill Capital Corporation, dated
                  September 26, 1995 (the "Original Foothill Agreement")(10)

      10.7     -- Amendment Number One to the Original Foothill Agreement, dated October 17, 1996(10)

      10.8     -- Amendment Number Two to the Original Foothill Agreement, dated December 23, 1996(10)

      10.9     -- Amendment Number Three to the Original Foothill Agreement, dated March 12, 1997(10)

      10.10    -- Amendment Number Four to the Original Foothill Agreement, dated March 28, 1997

      10.11    -- Office Lease Agreement with Itel Rail Corporation, dated June 8, 1994(8)

      10.12    -- Communications Services Agreement, between the Company and US ONE Communications
                  Corp., dated May 22, 1996 (the "Original US ONE Agreement")(6)

      10.13    -- Amendment No. 1 to the Original US ONE Agreement, dated October 11, 1996(10)

      10.14    -- Amendment No. 2 to the Original US ONE Agreement, dated October 11, 1996(10)

      10.15    -- Amendment No. 3 to the Original US ONE Agreement, dated January 3, 1997(10)

      10.16    -- Amendment No. 4 to the Original US ONE Agreement, dated December 30, 1996(10)

      10.17    -- Amendment No. 5 to the Original US ONE Agreement, dated March 26, 1997(10)

      10.18    -- Amendment No. 6 to the Original US ONE Agreement, dated June 21, 1997

      10.19    -- Telecommunications Services Agreement, between the Company and Comdisco Disaster
                  Recovery Services, a Division of Comdisco, Inc., dated March 25, 1996(6)

      10.20    -- Employment Agreement, between the Company and Wallace M. Hammond, dated January
                  1, 1996(10)

      10.21    -- Employment Agreement, between the Company and Jon Beizer, dated February 1, 1997

      10.22    -- Warrant to Purchase 200,000 Shares of Common Stock issued to Foothill Capital
                  Corporation, dated as of March 12, 1997(11)

      11.1     -- Computation of earnings per share(9)

             18.1     -- Letter re change in accounting principles(7)

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

(7) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

(8) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference.

(9) This data appears in the Consolidated Statement of Operations included in the Company's Consolidated Financial Statements.

(10) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(11) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.


(b) Reports on Form 8-K: See the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 23, 1997, the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 25, 1997, the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 10, 1997 and the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PHOENIX NETWORK, INC.
                                           ---------------------
                                           (Registrant)


Date 08/12/97                              /s/ Wallace M. Hammond
     --------                              ----------------------
                                           Wallace M. Hammond
                                           Chief Executive Officer



Date 08/12/97                              /s/ Jon Beizer
     --------                              --------------
                                           Jon Beizer
                                           Chief Financial Officer
                                           (Chief Accounting Officer)

                                 EXHIBIT INDEX

   Exhibit No.                    Description
   -----------                    -----------
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

      10.1     -- 1989 Stock Option Plan(2)

      10.2     -- Forms of option grant pursuant to the 1989 Stock Option Plan(3)

      10.3     -- 1992 Non-Employee Directors' Stock Option Plan, as Amended(5)

      10.4     -- Form of option grant pursuant to the 1992 Non-Employee Directors' Stock Option Plan(5)

      10.5     -- Sublease and Consent between the Company and Richard Goldman & Co. relating to the premises at One Maritime Plaza, San Francisco, CA(4)

      10.6     -- Amended and Restated Loan and Security Agreement, among the Company, Phoenix
                  Network Acquisition Corp., Americonnect, Inc. and Foothill Capital Corporation, dated
                  September 26, 1995 (the "Original Foothill Agreement")(10)

      10.7     -- Amendment Number One to the Original Foothill Agreement, dated October 17, 1996(10)

      10.8     -- Amendment Number Two to the Original Foothill Agreement, dated December 23, 1996(10)

      10.9     -- Amendment Number Three to the Original Foothill Agreement, dated March 12, 1997(10)

      10.10    -- Amendment Number Four to the Original Foothill Agreement, dated March 28, 1997

      10.11    -- Office Lease Agreement with Itel Rail Corporation, dated June 8, 1994(8)

      10.12    -- Communications Services Agreement, between the Company and US ONE Communications
                  Corp., dated May 22, 1996 (the "Original US ONE Agreement")(6)

      10.13    -- Amendment No. 1 to the Original US ONE Agreement, dated October 11, 1996(10)

      10.14    -- Amendment No. 2 to the Original US ONE Agreement, dated October 11, 1996(10)

      10.15    -- Amendment No. 3 to the Original US ONE Agreement, dated January 3, 1997(10)

      10.16    -- Amendment No. 4 to the Original US ONE Agreement, dated December 30, 1996(10)

      10.17    -- Amendment No. 5 to the Original US ONE Agreement, dated March 26, 1997(10)

      10.18    -- Amendment No. 6 to the Original US ONE Agreement, dated June 21, 1997

      10.19    -- Telecommunications Services Agreement, between the Company and Comdisco Disaster
                  Recovery Services, a Division of Comdisco, Inc., dated March 25, 1996(6)

      10.20    -- Employment Agreement, between the Company and Wallace M. Hammond, dated January
                  1, 1996(10)

      10.21    -- Employment Agreement, between the Company and Jon Beizer, dated February 1, 1997

      10.22    -- Warrant to Purchase 200,000 Shares of Common Stock issued to Foothill Capital
                  Corporation, dated as of March 12, 1997(11)

      11.1     -- Computation of earnings per share(9)

                                 EXHIBIT INDEX

   Exhibit No.                    Description
   -----------                    -----------
      18.1     -- Letter re change in accounting principles(7)

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

(7) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

(8) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference.

(9) This data appears in the Consolidated Statement of Operations included in the Company's Consolidated Financial Statements.

(10) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(11) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.