Form 10-Q
period 1997-09-30
PHOENIX NETWORK INC
filed 1997-11-14
CIK 704862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

                           Commission File No. 0-17909

                              PHOENIX NETWORK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       84-0881154
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

               1687 Cole Boulevard, Golden, Colorado       80401
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (303) 205-3500
                                                   ----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             (1) Yes [X] (2) No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Shares outstanding at
          Class                                       November 1, 1997
-----------------------------                       ---------------------
Common Stock, $.001 par value                            32,540,645

                              PHOENIX NETWORK, INC.

                                    I N D E X


                                                                            Page No.
                                                                            --------
Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated                                               3
           Balance Sheets

           Condensed Consolidated                                               5
           Statements of Operations

           Condensed Consolidated                                               6
           Statements of Cash Flow

           Notes to Condensed Consolidated                                      7
           Financial Statements

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                        8

Item 5.    Recent Developments                                                  10

Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                     11

                          PART I. FINANCIAL INFORMATION


Item 1.     Financial Statements

                              PHOENIX NETWORK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                  December 31, 1996  September 30, 1997
                                                  -----------------  ------------------
Current assets:
   Cash and cash equivalents                       $   1,548,061       $   1,068,102


   Accounts receivable, net of allowance for
     doubtful accounts of $3,600,830 at
     December 31, 1996 and $756,311 at
     September 30, 1997
                                                      14,419,829          12,164,638
   Deferred commissions                                  969,940             475,038
   Other current assets                                  686,271             476,122
                                                   -------------       -------------

Total current assets                                  17,624,101          14,183,900

Furniture, equipment and data processing
   systems, at cost less accumulated
   depreciation                                        5,522,771           6,228,258

Deferred commissions                                     414,873             144,827

Customer acquisition costs, less accumulated
   amortization                                        2,725,275           1,608,255

Goodwill, less accumulated amortization               18,553,332          17,935,757

Other assets                                             953,831             864,456
                                                   -------------       -------------

                                                   $  45,794,183       $  40,965,453
                                                   =============       =============


The accompanying notes are an integral part of these statements.

                              PHOENIX NETWORK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     December 31, 1996     September 30, 1997
                                                     -----------------     ------------------
Current liabilities:
   Line of Credit - Finance Company                    $    4,698,645        $    4,677,920
   Current Maturities - Finance Company Note                  444,839               470,483
   Current Maturities - Stockholder Note                           --               231,414
   Current Maturities - Capital Lease                              --               138,504
   Note Payable to vendor                                   1,161,148                    --
   Accounts payable and accrued liabilities                19,105,317            17,207,989
                                                       --------------        --------------

Total current liabilities                                  25,409,949            22,726,310

Notes payable to stockholder - long term                    1,388,206             1,156,792
Capital Leases                                                     --                66,431
Finance Company Note, less current maturities                 824,306               481,092

Stockholders' equity:
   Preferred stock, $.001 par value; authorized,
     5,000,000 shares; issued and outstanding,
     546,458 shares at December 31, 1996 and
     165,500 at September 30, 1997                                546                   165

   Common stock, $.001 par value authorized,
     50,000,000 shares issued and outstanding,
     25,851,894 shares at December 31, 1996
     and 30,304,195 shares
     at September 30, 1997
                                                               25,851                30,304
   Additional paid-in capital                              45,225,554            52,218,118
   Treasury stock - 1,300 shares at cost                       (2,522)               (2,522)
   Accumulated deficit from May 1, 1989                   (27,077,707)          (35,711,237)
                                                       --------------        --------------
Total stockholders' equity                                 18,171,722            16,534,828
                                                       --------------        --------------
                                                       $   45,794,183        $   40,965,453
                                                       ==============        ==============



The accompanying notes are an integral part of these statements.

                              PHOENIX NETWORK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Three months ended September 30,        Nine months ended September 30,
                                         --------------------------------        --------------------------------
                                            1996                1997                1996                1997
                                         ------------        ------------        ------------        ------------
Revenues                                 $ 24,632,336        $ 18,652,168        $ 78,234,398        $ 59,932,214
Cost of revenues                           17,772,764          13,550,479          56,676,168          43,941,792
                                         ------------        ------------        ------------        ------------

Gross profit                                6,859,572           5,101,689          21,558,230          15,990,422

Operating expenses:
   Selling, general &
     administrative expenses                7,153,366           5,895,136          22,103,668          20,010,367
   Depreciation and amortization
                                            1,040,978           1,026,804           3,240,167           2,960,668
    Relocation                                172,972                  --             982,146                  --
                                         ------------        ------------        ------------        ------------
                                            8,367,316           6,921,940          26,325,981          22,971,035

Income (loss) from operations              (1,507,744)         (1,820,251)         (4,767,751)         (6,980,613)

Net interest expense                         (222,950)           (252,918)           (398,948)           (797,096)
                                         ------------        ------------        ------------        ------------

Net income (loss)                          (1,730,694)         (2,073,169)         (5,166,699)         (7,777,709)

Preferred stock dividends                    (315,702)            (47,343)           (940,775)           (163,853)
                                         ------------        ------------        ------------        ------------

Net income (loss) attributable to
   common shares                         $ (2,046,396)       $ (2,120,512)       $ (6,107,474)       $ (7,941,562)
                                         ============        ============        ============        ============

Net income (loss) per common share
                                         $      (0.10)       $      (0.07)       $      (0.30)       $      (0.29)
                                         ============        ============        ============        ============

Weighted average number of shares
   outstanding                             20,391,247          29,785,952          20,097,390          27,580,741
                                         ============        ============        ============        ============





The accompanying notes are an integral part of these statements.

                              PHOENIX NETWORK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Nine months ended September 30,

                                                                         1996                1997
                                                                     ------------        ------------
Cash flows from operating activities:
   Cash received from customers                                      $ 75,763,864        $ 60,293,545
   Interest received                                                       39,777               2,522
   Cash paid to suppliers and employees                               (77,069,289)        (62,980,530)
   Interest paid                                                         (394,027)           (799,618)
                                                                     ------------        ------------
   Net cash used in operating activities                               (1,659,675)         (3,484,081)
Cash flows from investing activities:
   Purchases of furniture, equipment and DP systems                      (680,355)         (1,660,488)
   Business acquisitions, net of cash acquired                         (4,085,093)                 --
   Change in other assets                                                (389,069)             89,375
                                                                     ------------        ------------
   Net cash used in investing activities                               (5,154,517)         (1,571,113)
Cash flows from financing activities:
   Payments on line of credit                                                  --             (20,725)
   Proceeds from (payment on) note payable to finance company
                                                                        1,180,604            (317,570)
   Payment on notes payable to vendor                                  (1,494,033)         (1,161,148)
   Payments on capital lease                                                   --             (66,137)
   Proceeds from issuance of preferred stock                                   --           5,225,000
   Proceeds from exercise of common stock options and warrants
                                                                        1,209,453             915,815
                                                                     ------------        ------------
   Net cash provided by (used in) financing activities                    896,024           4,575,235
                                                                     ------------        ------------
Net increase (decrease) in cash                                        (5,918,168)           (479,959)
Cash and cash equivalents at beginning of period                        8,298,003           1,548,061
                                                                     ------------        ------------
Cash and cash equivalents at end of period                           $  2,379,835        $  1,068,102
                                                                     ============        ============

Reconciliation of net income (loss) to net cash provided by
   (used in) operating
   activities:
   Net income (loss)                                                 $ (5,166,699)       $ (7,777,709)
   Adjustments
     Provision for doubtful accounts                                    1,731,429           1,893,860
     Depreciation and amortization                                      3,240,167           2,960,668
     Changes in assets and liabilities
       Accounts receivable                                             (4,010,313)            361,331
       Deferred commissions                                               893,320             764,948
       Other assets                                                      (208,547)            210,149
       Accounts payable and accrued liabilities                         1,860,968          (1,897,328)
                                                                     ------------        ------------
   Net cash provided by (used in) operating activities               $ (1,659,675)       $ (3,484,081)
                                                                     ============        ============

Schedule of noncash activity
Noncash components of consideration issued in connection
   with business
   combination:
   Common stock                                                        10,500,000                  --
   Note payable to stockholder                                          1,314,056                  --
   Assumption of net liabilities                                        1,606,976                  --
Conversion of preferred stock into common stock                            32,330             853,242
Purchase of DP system and issuance of note payable                      1,403,181                  --
Equipment acquired with capital lease                                          --             271,072


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

The accompanying unaudited financial statements have also been prepared assuming that the Company will continue as a going concern. The company has incurred recurring operating losses and has an accumulated deficit. These conditions raise concerns about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in the Liquidity and Capital Resources section of the Form 10-Q. The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the quarter ended September 30, 1997 revenues decreased to $18,652,168 compared with revenues of $24,632,336 for the comparable period of the prior year. The decrease was due to an overall decrease in billed minutes of 16% and a drop in the average revenue per minute of approximately 9.9%. As a result of an overall decline in retail rates and price sensitivity in the telecommunications industry the Company has had to offer more competitively priced services to its customers. For the nine month period billed minutes decreased by 14.8% from the comparable period of the prior year, with the average rate per minutes down by 10%.

Cost of revenues for the three months ended September 30, 1997 decreased to $13,550,479 from $17,772,764 in the prior year's period which, as a percentage of revenue, increased slightly to 72.6% compared to 72.2% for the prior year's period. For the nine month period, cost of revenues increased as a percentage of revenue to 73.3% from 72.4% for the comparable period of the prior year.

Selling, general and administrative (SG&A) expenses decreased from $7,153,366 for the third quarter of 1996 to $5,895,136 for the third quarter of 1997. For the nine month period ending September 30, 1997, SG&A expenses also decreased to $20,010,367 as compared to $22,103,668 for the comparable period last year. However, as a percentage of revenue, SG&A costs have increased by 2.6 percentage points between third quarter 1996 and third quarter 1997. For the nine month period ended September 30, 1997, these costs as a percentage of revenue have increased by 5.1 percentage points over the comparable period of the prior year.

Depreciation and amortization expense decreased from $1,040,978 in the quarter ended September 30, 1996 to $1,026,804 in the quarter ended September 30, 1997. These costs also decreased from $3,240,167 in the nine month period ended September 30, 1996 to $2,960,668 in the nine month period ended September 30, 1997. The decrease resulted primarily from the writedown of prepaid telemarketing commissions at year end. However, as a percentage of revenue these costs increased slightly from the prior year periods by 1.3% for the quarter and by 0.8 percent for the nine month period.

Liquidity and Capital Resources

Cash flow from operations for the nine months ended September 30, 1997 resulted in a net negative cash flow of $3,484,081 compared with a negative cash flow of $1,659,675 for the same period of the prior year.

During 1997, the Company has been financing its operating losses through the sale and issuance of convertible preferred stock and the use of a bridge loan and over-advance from its lender. Year to date, the Company has raised $5,225,000 in two separate convertible preferred stock sales occurring in April and July. The Company has a line of credit available through a finance company allowing for borrowings of up to $10,000,000 based on the Company's trade receivables. As of September 30, 1997, there was a total of $4,677,920 outstanding under the revolving line, the bridge loan and the over-advance.

Given its history of operating losses and the expectation that the losses will continue for the forseeable future, the Company will need to raise additional money to cover its operating losses and continue to support its business. The Company will attempt to raise the money by either selling additional stock, expanding its borrowings from its lender or arranging for more flexible payment terms with its major vendors. There can be no assurance that the Company will be successful in any of these fundraising efforts.

Item 5. Recent Developments

On August 13, 1997 the Company signed a definitive agreement to merge with MidCom Communications, a publicly traded, Michigan based telecommunications company. Effective November 5, 1997 Phoenix formally terminated its merger agreement with MidCom due to contractual breaches and material adverse changes in MidCom's business. The Company believes that it has no on-going relationship with or obligation to MidCom. On November 7, 1997 MidCom announced that it had filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code.

On October 31, 1997 the Company terminated seventy of its temporary employees, contractors and employees, shutting down four sales offices and shrinking its corporate staff in all departments. The Company made the headcount reductions in an effort to stem its operating losses and maximize cash flow. The Company believes that it can sufficiently maintain operations using the reduced staff.

The Company has publicly announced that it is actively seeking a merger partner and hopes to sign a definitive agreement as soon as possible and close the transaction as soon as practical.

                       PART II.      OTHER INFORMATION

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

      10.7     -- Amendment Number One to the Original Foothill Agreement, dated October 17, 1996(10)

      10.8     -- Amendment Number Two to the Original Foothill Agreement, dated December 23, 1996(10)

      10.9     -- Amendment Number Three to the Original Foothill Agreement, dated March 12, 1997(10)

      10.10    -- Amendment Number Four to the Original Foothill Agreement, dated March 28, 1997(12)

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

      10.18    -- Amendment No. 6 to the Original US ONE Agreement, dated June 21, 1997(12)

      10.19    -- Telecommunications Services Agreement, between the Company and Comdisco Disaster
                  Recovery Services, a Division of Comdisco, Inc., dated March 25, 1996(6)

      10.20    -- Employment Agreement, between the Company and Wallace M. Hammond, dated January
                  1, 1996(10)

      10.21    -- Employment Agreement, between the Company and Jon Beizer, dated February 1, 1997(12)

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

(12) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

        (b) Reports on Form 8-K: See the Company's Current Reports on Form 8-K as filed with the Securities and Exchange Commission on July 10, 1997, July 17, 1997 and September 2, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PHOENIX NETWORK, INC.
                                            --------------------------------
                                            (Registrant)


Date 11/14/97                               /s/ Wallace M. Hammond
                                            --------------------------------
                                            Wallace M. Hammond
                                            Chief Executive Officer



Date 11/14/97                               /s/ Jon Beizer
                                            --------------------------------
                                            Jon Beizer
                                            Chief Financial Officer
                                            (Chief Accounting Officer)

                               INDEX TO EXHIBITS

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

      10.7     -- Amendment Number One to the Original Foothill Agreement, dated October 17, 1996(10)

      10.8     -- Amendment Number Two to the Original Foothill Agreement, dated December 23, 1996(10)

      10.9     -- Amendment Number Three to the Original Foothill Agreement, dated March 12, 1997(10)

      10.10    -- Amendment Number Four to the Original Foothill Agreement, dated March 28, 1997(12)

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

      10.18    -- Amendment No. 6 to the Original US ONE Agreement, dated June 21, 1997(12)

      10.19    -- Telecommunications Services Agreement, between the Company and Comdisco Disaster
                  Recovery Services, a Division of Comdisco, Inc., dated March 25, 1996(6)

      10.20    -- Employment Agreement, between the Company and Wallace M. Hammond, dated January
                  1, 1996(10)

      10.21    -- Employment Agreement, between the Company and Jon Beizer, dated February 1, 1997(12)

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

(12) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.