Form 10-K
period 1997-12-31
PHOENIX NETWORK INC
filed 1998-03-11
CIK 704862

                                 UNITED STATES
                                 -------------
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549
                             ----------------------

                                   Form 10-K
                                   ---------

(Mark One)
----------

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ------------------------------------------------------------------------
     ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
     -------------------------------------------------------

                                       or
                                       --

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- -------------------------------------------------------------------
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
     ----------------------------------------------------------------------

                          COMMISSION FILE NO. 0-17909
                          ---------------------------

                             Phoenix Network, Inc.
                             ---------------------
             (Exact Name of registrant as specified in its charter)
             ------------------------------------------------------
            Delaware                              84-0881154
            --------                              ----------
(State or other jurisdiction of                 (I.R.S. Employer
-------------------------------                 ----------------
 incorporation or organization)                Identification No.)
 ------------------------------                -------------------

         13952 Denver West Parkway, Building 53, Golden, Colorado 80401
         --------------------------------------------------------------
                    (Address of principal executive offices)
                    ----------------------------------------

Registrant's telephone number, including area code: (303) 215-5500
------------------------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
-----------------------------------------------------------




        TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------           -----------------------------------------
   Common Stock $0.001 Par Value                American Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 2, 1998, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $19,967,556 (based on the closing sales price as reported on the American Stock Exchange).

     The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 35,898,958 at March 2, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE


     Parts I and II incorporate certain information by reference from the Proxy Statement/Prospectus included as part of the Registration Statement on Form S-4 of Qwest Communications International Inc. declared effective on February 12, 1998 (File No. 333-46145) (the "Proxy Statement/Prospectus").

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Registrant's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein and in the section entitled "Risk Factors" included within the Proxy Statement/Prospectus incorporated by reference herein.

                                     PART I

ITEM 1.  Business

GENERAL

     Phoenix Network, Inc., together with its subsidiaries ("Phoenix" or the "Company") is a publicly-owned interexchange carrier of long distance telecommunications services. Phoenix believes that it offers "simple, honest and straightforward" pricing plans that are generally priced lower than many plans of larger carriers such as AT&T Corporation ("AT&T"), MCI Communications Corporation ("MCI") and Sprint Communications, Inc. ("Sprint"). Moreover, Phoenix believes that it provides more attentive customer service than its larger competitors. In addition to "1 plus" domestic long distance service, Phoenix offers its customers a wide range of value-added products and services, including inbound "800" service, dedicated access and private line service, Internet access, calling cards, international call-back, conference calling, debit cards and customized management reports.

     Since May 1995, Phoenix has acquired 10 companies or customer bases, including one switched reseller, two switchless resellers, one international call-back company, and six customer bases. These acquired companies and customer bases have added significant amounts of revenue, new products and services, enhanced marketing capabilities and provided technical and network infrastructure. See "--Acquisitions."

RECENT DEVELOPMENTS

     On January 6, 1998, Phoenix, Qwest Communications International Inc. ("Qwest") and Qwest 1997-5 Acquisition Corp. ("Qwest Subsidiary") entered into a definitive Agreement and Plan of Merger dated as of December 31, 1997. On January 29, 1998, the parties amended and restated such Agreement and Plan of Merger in order to (i) delete certain references to the shares of Series I Convertible Preferred Stock, par value $.001 per share, of Phoenix, all of which had been converted into shares of common stock, par value $.001 per share, of Phoenix ("Phoenix Common Stock"), pursuant to their terms, and certain requirements relating thereto, (ii) reflect the two-for-one stock split announced on January 20, 1998 by Qwest's Board of Directors, payable on February 24, 1998 as a dividend to the holders of record of common stock, par value $.01 per share, of Qwest, on February 2, 1998 and (iii) clarify the terms of the Merger Consideration (as defined in the Merger Agreement). On February 10, 1998, the parties further amended and restated such Agreement and Plan of Merger in its entirety pursuant to the Amended and Restated Agreement and Plan of Merger dated as of December 31, 1997 (the "Merger Agreement"), to further clarify the terms of the Merger Consideration and to add certain covenants and closing conditions relating to dissenting stockholders of the Company.

     The Merger Agreement provides for a merger (the "Merger") of Qwest Subsidiary with and into the Company with the Company being the surviving corporation. The Merger will result in the Company becoming a wholly-owned subsidiary of Qwest at the time that the Merger becomes effective under applicable laws. A copy of the Merger

Agreement has been filed with the Commission by Qwest as Exhibit 2 to the Registration Statement on Form S-4 of Qwest declared effective February 12, 1998 (File No. 333-46145) and included as Exhibit A to the Proxy Statement/Prospectus included as part of such Registration Statement and is hereby incorporated by reference herein.

COMPANY STRATEGY

     Phoenix's objective is to grow revenue and cash flow by being a leading provider of telecommunications services. Phoenix's strategy for achieving this goal is to: (i) provide customers a full range of telecommunications products and services and (ii) consummate a business combination transaction with a company operating its own long distance network and loading such network with Phoenix's long distance traffic.

     Phoenix seeks to provide a full range of telecommunications products and services. As competition increases in the telecommunications industry, Phoenix believes that the successful companies will be those that can offer a wide range of products and services, acting as a "one-stop-shop" for customers who are confronted with a proliferation of products and technologies. In addition to providing extra sources of revenue, Phoenix believes that cross-selling a variety of products and services to its customers builds customer loyalty. See "--Products and Services."

ACQUISITIONS

     Since May 1995, Phoenix has acquired 10 companies or customer bases, including one switched reseller, two switchless resellers, one international call-back company, and six customer bases. The following acquired companies and customer bases have added significant amounts of revenue, new products and services, enhanced marketing capabilities and/or provided technical and network infrastructure:

                                                                Approximate
                                                                 MONTHLY       APPROXIMATE
                                                ACQUISITION      REVENUE         PURCHASE        FORM OF         TYPE OF
                 ACQUISITION                       Date          (000s)(1)      Price (000s)   Consideration    Acquisition
                 -----------                   -------------  ---------------  --------------  --------------  -------------
AMERICOM.....................................  July 1995           $   30          $    98     Cash            Customer base
Bright Telecom, L.P..........................  August 1995         $   50          $   356     Cash            Company
Interstate Savings, Inc......................  August 1995         $  367          $ 1,450     Cash            Customer base
Tele-Trend Communications, LLC...............  August 1995         $  725          $ 4,430     Cash            Company
Education Communications Systems, Inc........  December 1995       $  175          $   525     Cash            Customer base
Automated Communications, Inc................  January 1996        $1,917          $17,522     Cash, common    Company
                                                                                               stock and note
King Communications..........................  January 1996        $   54          $   203     Cash            Customer base
Baldcor Capital Group........................  January 1996        $   28          $   119     Cash            Customer base
Connections Communications Source............  March 1996          $   20          $    36     Cash            Customer base
AmeriConnect, Inc............................  October 1996        $1,442          $12,820(2)  Common stock    Company

(1) Monthly revenue for first month's billing following the acquisition.
(2) Represents estimated fair market value, as of the closing date of the acquisition, of Phoenix Common Stock issued in connection with this transaction, which was accounted for as a pooling of interests.

OPERATIONS

     Phoenix's strategy is to reduce its line costs by either moving traffic to its lowest cost wholesale provider or placing the traffic on one of its three switches. Through a combination of use of its three switches and agreements with vendor carriers, Phoenix is able to complete point-to-point long distance calls from anywhere within the United States and various foreign countries to anywhere
in the world.   Phoenix carries its customers traffic in three ways: (1)
complete switchless resale which entails entirely using the network of another carrier, (2) switch-based resale which entails using one of its three switches to originate or terminate the call while using another carrier to provide the remaining transport of the call and (3) carrier service which entails originating, transporting and terminating the call using Phoenix's switches and leased inter-machine trunks which connect the switches. Phoenix chooses the type of transport based on availability and cost.

PRODUCTS AND SERVICES

     Phoenix offers a wide variety of long distance and value-added products and services to its customers. These products and services include: "1 plus" domestic long distance service, inbound (800) service, dedicated access and private line services, Internet access, calling cards, international call-back, conference calling and debit cards. Phoenix also provides customized management reports to help its customers better understand and manage their telecommunications costs. In addition, Phoenix's business strategy includes opportunistically adding additional telecommunications products and services, such as local service and cellular service.

     Phoenix's pricing structure for its products and services is established on the basis of cost and competition. Phoenix believes that its customers generally select Phoenix because it offers lower cost long distance transmission than larger interexchange carriers, such as AT&T, MCI and Sprint, while providing more attentive customer service. Phoenix offers a variety of rate plans that it believes meet the needs of its customers. Under Phoenix's most commonly subscribed long distance rate plans, customers are generally sold flat per minute rates for interstate and intrastate long distance calls. Such rates generally are determined based upon the customers' usage levels at the time of the sale and do not vary based upon the time of day of a call.

CUSTOMERS

     At December 31, 1997, Phoenix's customer base was comprised of over 40,000 customers, consisting primarily of small and medium-size business customers and, to a much lesser extent, residential customers. Phoenix targets its marketing efforts primarily to business customers spending $10,000 or less per month on long distance services. For the year ended December 31, 1997, Phoenix's 20 largest customers accounted for less than 10% of revenue and no one customer accounted for more than 2% of revenue.

     Phoenix is presently serving customers in 49 states. Through its international call-back service, Phoenix serves approximately 1,000 customers in various countries worldwide.

MARKETING AND SALES

     Overview.   Phoenix's marketing and sales efforts are designed to
differentiate Phoenix from its competitors through simple low-cost pricing, customization of products and services and person-to-person customer service. Phoenix's pricing schedules typically include a flat-rate cost per minute, with additional discounts available for higher volume use. While a variety of rate plans are offered, Phoenix attempts to price its long distance service below the basic rates of AT&T, MCI and Sprint.

     Phoenix emphasizes to its business customers that its menu of services can be customized to meet each individual company's needs, including monthly management reports and specially formatted invoices that help identify and sort calling patterns and track non-business calling. Phoenix also highlights the high level of regular personal contact in its approach to customer service, including a three to five person team of customer service representatives that is assigned to each business customer throughout its relationship with Phoenix.

     Phoenix believes that a key attraction of its marketing and sales presentations to business customers is its invoice system, which utilizes simple and understandable formats for conveying billing information and presents most services provided by Phoenix to a customer on a single bill.

     Under Phoenix's "clear billing" program, most of its charges for "1 plus" calls to new customers are based upon six-second increments and the applicable per-minute rate charge. Phoenix believes that this calculation method differs from that currently employed by certain of its competitors, who use minutes as the minimum billing increment and round up partial minutes of calling time to the next whole minute. In addition, under Phoenix's most recent rate plans, per call charges are calculated out to four decimal places while many of Phoenix's competitors round charges for each call up to two decimal places. The resulting charges for the "rounded-up" portion of calling time can be significant for business customers with a high volume of short calls, and Phoenix's billing method is thus presented to potential customers as a cost-saving feature. Phoenix views its clear billing policies as a competitive advantage when compared to the billing practices of certain of its competitors.

     Phoenix conducts its marketing efforts through a focused program that combines direct sales offices located in selected metropolitan areas with a network of master sales agents and independent distributors, and a group that focuses on larger volume wholesale and retail customers ("National Accounts"). Phoenix believes that utilizing a staff of dedicated sales employees promotes lower turnover, better training and more consistency in presenting Phoenix's image to the marketplace. At the same time, its network of agents and distributors serves to extend Phoenix's marketing reach and coverage efficiently and economically.

     For the year ended December 31, 1997, Phoenix's direct sales, independent distributors and National Accounts contributed approximately 51%, 13% and 36%, respectively, of the total number of new customers.

     Direct Sales Offices.   Phoenix currently operates 2 sales offices located
in Minneapolis and Tampa. At December 31, 1997, Phoenix employed 15 direct sales representatives, 2 sales managers that support, train and assist the direct sales representatives and 2 supervisory and administrative personnel in its sales offices.

     Distribution Network.   Phoenix's distributor network consists primarily of
master sales agents and independent distributors. Master sales agents are either individuals or marketing companies with their own experienced sales forces and established networks of business customers. They typically sell telecommunications products and services offered by other companies in addition to Phoenix. Independent, or "standard," distributors are non-employee contractors who generally have not developed the larger sales staffs that characterize master sales agents. Phoenix estimates that the number of its standard distributor relationships that produce sales on a regular monthly basis is currently in the range of 30-35, although Phoenix has approximately 50 standard distributor relationships that occasionally produce sales.

     National Accounts.   National Accounts consists of 4 employees who solicit
large, nationwide organizations to purchase Phoenix's products and services. Typically products are offered to those organization at lower prices and Phoenix provides expanded customer service and sales support in return for higher levels of business.

CUSTOMER SERVICE

     Phoenix places a strong emphasis on customer service and believes that frequent contact with customers is a significant factor in customer retention. Phoenix has recently completed a new Customer Service Call Center (the "Center") that has state-of-the-art telephone systems, data systems and operating maps to assist in the customer service function. The Center is located adjacent to Phoenix's headquarters and houses all of Phoenix's customer service representatives. Phoenix believes that its new Center further enhances its ability to serve its customers.

     Customer service representatives are available from 6:00 a.m. to 6:00 p.m. Mountain Standard Time (encompassing the business day on both coasts) by dialing a toll-free number to handle any customer inquiries regarding their service. To assess satisfaction with the services and products being provided by Phoenix, customer service representatives call existing business customers on a routine basis.

     Phoenix's customer service department is organized into three to five person teams, with each having a team leader that supervises activities. Each customer is assigned to one of the teams which is responsible for all the service needs of that customer. Phoenix employed 27 customer service representatives as of December 31, 1997.

EMPLOYEES

     As of December 31, 1997, Phoenix had approximately 138 full-time employees. Of the full-time employees, 24 are engaged in sales and marketing, 27 in customer service, and the remainder in management, development, finance and administrative capacities.

MCI AND SPRINT COMMUNICATIONS, L.P. CONTRACT ISSUES

     MCI.   The Carrier Agreement by and between MCI and Phoenix dated March
1996 (the "MCI Agreement") requires that Phoenix place long distance traffic on MCI's long distance network having a minimum "postalized" (as defined in the MCI Agreement) value of $900,000 per year during the two year term beginning on January 1, 1996 and ending on December 31, 1997. During the first year of the term of the MCI Agreement, Phoenix did not place long distance traffic with a postalized value of $900,000 on MCI's long distance network. However, Phoenix was not invoiced for any shortfall amount for that year. During the second year of the term of the MCI Agreement, Phoenix did not place long distance traffic with a postalized value of $900,000 on MCI's long distance network. In December 1997, an MCI representative informed Phoenix that a shortfall had occurred for the second year of the MCI Agreement. The Company has estimated the shortfall to be approximately $420,000 (the "MCI Shortfall Amount"). As of March 2, 1998, MCI had not invoiced Phoenix for any portion of the MCI Shortfall Amount and Phoenix had not received any written or verbal notice from MCI of its intentions with respect to the MCI Shortfall Amount. Phoenix management has contacted representatives of MCI and is in the process of attempting to negotiate a settlement and elimination or reduction of the MCI Shortfall Amount.

     Sprint Communications, L.P. The Resale Solutions Switched Services Agreement by and between Sprint Communications, L.P. ("Sprint Communications") and Phoenix dated December 1996 (the "Sprint Communications Agreement") requires that Phoenix pay to Sprint Communications minimum usage fees of $20.0 million during the two year term beginning October 1, 1996 and ending on September 30, 1998, of which a minimum of $12.0 million must be paid in the first year of the term. During the first year of the term of the Sprint Communications Agreement, Phoenix placed long distance traffic having a value of approximately $10.725 million on Sprint Communications's long distance network resulting in a shortfall amount of approximately $1.275 million (the "Sprint Communications Shortfall Amount" and together with the MCI Shortfall Amount, the "Shortfall Amounts") for the first year of the Sprint Communications Agreement. In November 1997 Sprint Communications invoiced Phoenix for the Sprint Communications Shortfall Amount. Pursuant to the terms of the Sprint Communications Agreement, Phoenix cannot incur any further shortfall amounts until September 30, 1998. In addition, if Phoenix places long distance traffic having a value of $20.0 million on Sprint Communications long distance network during the full two year term of the Sprint Communications Agreement (which term ends on September 30, 1998) the Sprint Communications Shortfall Amount will be eliminated. Phoenix presently is able, and intends, to place sufficient long distance traffic on the Sprint Communications long distance network in order to eliminate the Sprint Communications Shortfall Amount prior to the end of the term of the Sprint Communications Agreement.

     While Phoenix management is in negotiations with each of Sprint Communications and MCI with respect to the elimination or reduction of the Shortfall Amounts, there can be no assurance that the Shortfall Amounts will in fact be eliminated or reduced. In addition, pursuant to the Merger Agreement, Phoenix will require Qwest's consent prior to entering into any agreement relating to the Shortfall Amounts.

PHOENIX CREDIT FACILITY

     In September 1995, Phoenix renewed its line of credit facility with Foothill Capital Corporation (the "Phoenix Credit Facility") to make available to Phoenix a line of credit of up to $10,000,000. Phoenix may borrow up to the lesser of $10,000,000 or its borrowing base, which is defined as a percentage of its eligible receivables. The amended term of the Phoenix Credit Facility is five (5) years, expiring October 2000, with automatic renewal options. There are penalties for early termination by Phoenix. Borrowings bear interest at 1.75% over the "reference rate," as defined in the Phoenix Credit Facility.

     The loan is collateralized by Phoenix's accounts receivable, equipment, general intangibles and other personal property assets. Among other provisions, Phoenix must maintain certain minimum financial covenants, is prohibited from paying dividends without the approval of Foothill Capital Corporation, and is subject to limits on capital expenditures.

     On March 12, 1997, the Phoenix Credit Facility was amended to provide for a $2,000,000 bridge loan with the principal amount to be paid in eight (8) equal monthly installments between July 1, 1997 and January 1, 1998. Phoenix made installment payments of $250,000 on the principal amount of the bridge loan during each of June, July and August, 1997. On September 1, 1997, the parties entered into an amendment to provide for a temporary moratorium on payments in respect of the bridge loan with a final payment of all outstanding principal and accrued and unpaid interest being due on January 9, 1998. On December 12, 1997, the Phoenix Credit Facility was amended to provide for an additional bridge loan of $1,825,000 and the retention of an over-advance of $300,000. On December 31, 1997, the Phoenix Credit Facility was further amended to provide that Foothill Capital Corporation may, in its sole discretion, lend Phoenix up to $1.25 million, to be treated either as an increase to the aggregate principal amount of $3.075 million (the "Bridge Loan Amount") previously made as bridge loans to Phoenix or as an over-advance, which must be repaid on the earliest to occur of (a) April 30, 1998,
(b) the effective time of the Merger (the "Effective Time") and (c) termination of the Phoenix Credit Facility. On February 2, 1998, the Phoenix Credit Facility was amended to provide for an additional over-advance of $500,000 and to reduce the amount that Foothill Capital Corporation may lend Phoenix from $1.25 million to $750,000.

     On January 16, 1998, Phoenix failed to make a scheduled payment under the long term note (the "Van Essen Note") in the principal amount of $1.3 million held by Judy Van Essen Kenyon ("Van Essen") and is currently in default thereon. On January 17, 1998, Phoenix received a notice from Van Essen declaring a default under the Van Essen Note and notifying Phoenix that if the scheduled payment is not received by February 2, 1998, the entire unpaid principal balance of the Van Essen Note will become due and payable and that Van Essen will pursue all remedies available to her. Phoenix has not made the scheduled payment and currently does not have sufficient cash to make the scheduled payment. Foothill Capital Corporation has waived the resulting cross-default in the Phoenix Credit Facility.

     From time to time Phoenix has been in violation of certain of its covenants in the Phoenix Credit Facility. Phoenix has received waivers of its violations of these covenants so long as it continues to meet the continuing requirements of the Phoenix Credit Facility. Such requirements include (a) the execution of the Merger Agreement by January 8, 1998; (b) the filing with the Commission of a preliminary proxy statement with respect to the Merger Agreement by January 31, 1998; (c) the prompt response to any comments the Commission might have with respect to such preliminary proxy statement; (d) the registration statement filed by Qwest with the Commission with respect to the offering of the securities of Qwest in connection with the Merger being declared effective by the Commission by April 30, 1998; (e) the filing with the Commission of Phoenix's Annual Report on Form 10-K for the year ended December 31, 1997 by March 31, 1998; (f) the approval of the Merger Agreement and Merger by the holders of a majority of the shares of Phoenix Common Stock by April 30, 1998; and (g) the consummation of the Merger by April 30, 1998. A failure by Phoenix to meet any of such requirements would constitute an event of default under the Phoenix Credit Facility. In the future, should Phoenix violate, or have a continuing violation of, any of the covenants constituting an event of default under the Phoenix Credit Facility, there can be no assurance that it will receive a waiver of such violation. Under the terms of the Phoenix Credit Facility, upon the occurrence of an event of default, the lender may, among other things, declare all amounts outstanding under the Phoenix Credit Facility immediately due and payable, cease advancing money or extending credit to Phoenix and/or during the continuance of an event of default, increase the interest rate on amounts outstanding under the Phoenix Credit Facility.

     As of March 2, 1998, $4,886,576 was outstanding under the line of credit (including over-advances of $800,000, in the aggregate) provided by the Phoenix Credit Facility and the interest rate was 10.25%. The average daily outstanding borrowing for the year ended December 31, 1997 was $4,092,859. The highest month-end balance outstanding for the year ended December 31, 1997 was $5,621,926. As of March 2, 1998, there was approximately $2.3 million available to Phoenix under the Phoenix Credit Facility, however, the amount available varies greatly based upon the timing of (i) payments by Phoenix to its vendors,
(ii) collections by Phoenix from customers and (iii) monthly invoicing of Phoenix's customers.

     As of March 2, 1998, Phoenix estimated that it will require financing between $7 million and $10 million in order to repay the Bridge Loan Amount and over-advances under the Phoenix Credit Facility and fund operating losses, working capital requirements and capital expenditures during the remainder of 1998. This amount is in addition to funds provided by operations and funding available, if any, under the Phoenix Credit Facility. The exact amount and timing of these working capital requirements and Phoenix's ability to continue as a going concern will be determined by numerous factors, including (i) the revenue level of, and gross margin on, sales; (ii) the outcome of outstanding contingencies and disputes, including the LDDS Litigation and other pending lawsuits; (iii) payment terms achieved by Phoenix; (iv) Phoenix's ability to manage selling, general and administrative expenses and (v) the timing of capital expenditures.

     If the Merger is not concluded, there can be no assurance that Phoenix will be able to obtain additional equity or debt financing on terms that Phoenix will find acceptable. Any additional equity or debt financing may involve substantial dilution to the interests of Phoenix Stockholders. If Phoenix is unable to obtain sufficient funds to satisfy its cash requirements, it will be forced to curtail operations, dispose of assets, seek extended payment terms from its vendors or seek protection under federal bankruptcy laws. There can be no assurance that Phoenix will be able to obtain additional working capital, reduce expenses or successfully complete other steps necessary to continue as a going concern. See "ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources."

COMPETITION

     The telecommunications services industry is highly competitive and is significantly influenced by the marketing and pricing decisions of the larger industry participants. It is characterized by low barriers to entry (e.g., the major facilities-based carriers' bulk rate tariffs are available to a wide range of potential market entrants), intense competition for customers and high customer churn rates. Competition on the basis of price, service offerings, and customer service is expected to increase in the future.

     Furthermore, the Telecommunications Act of 1996 (the "Telecommunications Act") can be expected to increase competition in the domestic long distance market as the Regional Bell Operating Companies ("RBOCs") begin providing both in-region and out-of-region long distance service. The RBOCs may build their own national networks, resell telecommunications services of others, lease facilities from others or acquire smaller domestic long distance service providers. To the extent that the RBOCs enter the domestic long distance market by acquiring other long distance providers, the domestic long distance service industry may consolidate.

     Certain of Phoenix's competitors are significantly larger, have substantially greater financial, technical and marketing resources and larger networks than Phoenix, control transmission lines and have long-standing relationships with Phoenix's target customers. Phoenix competes with the same facilities-based carriers from whom Phoenix procures bulk-rate services. Certain of Phoenix's competitors are able to provide services comparable to or more extensive than Phoenix's at rates competitive with Phoenix's rates. Additionally, Phoenix's strategy of partnering with a company that controls a network can be and has been replicated by some of its competitors.

     Phoenix competes with the principal long distance carriers, AT&T, MCI and Sprint as well as other major providers of long distance services, including Frontier Communications ("Frontier"), LCI International, Inc. ("LCI") and WorldCom, Inc. ("WorldCom"). Moreover, as a result of Congress' enactment of the Telecommunications Act, the nation's largest local telephone companies (i.e., the RBOCs) and GTE Corporation and its affiliates ("GTE"), energy utilities, cable television companies, competitive local exchange carriers ("CLECs"), and other entities will also be allowed to provide long distance service in the near future subject to various regulatory requirements and safeguards. An increase in such competition could have a material adverse effect on Phoenix's business, financial condition and results of operations, including higher customer attrition.

     There can be no assurance that Phoenix will be able to compete successfully in the future in the event that the Merger is not completed. Phoenix intends to compete in the long distance market and in the local market on the basis of price, service offerings and customer service. Phoenix's ability to compete on the basis of price is dependent on (i) its ability to consummate a business combination transaction with a company operating its own long distance network and loading such network with Phoenix's long distance traffic and (ii) secure volume-discount pricing from vendor carriers. The same volume-discount pricing that Phoenix utilizes is available to current and potential competitors, and current and potential competitors could lease or build networks in order to lower line costs. Phoenix does not have proprietary contractual arrangements in this regard. As a result, there are no substantial barriers to the entry of additional competitors into the field. Furthermore, to the extent such competitors acquire or develop facilities-based long distance, such competitors may be able to offer rates as low as or lower than those available from Phoenix.

     Phoenix's competitors may reduce rates or offer incentives to existing and potential customers of Phoenix, whether caused by general competitive pressures or the entry of the RBOC's, GTE and other Local Exchange Carriers ("LECs") into the long distance market. Phoenix has historically attracted customers by pricing its services at a discount to the basic "1 plus" rates offered by AT&T, MCI and Sprint. These and other large long distance providers are offering an increasing number of flat rate and other rate plans in addition to basic service, and these plans are likely to result in a reduction in the number of long distance customers using basic "1 plus" rates. Because Phoenix believes that to maintain its competitive position it must be able to reduce its prices in order to maintain its relative price position in the market, a decrease in the rates charged by others for long distance services could have a material adverse effect on Phoenix's business, results of operations and financial condition.

     In addition, in certain instances LECs have been afforded a degree of pricing flexibility in differentiating among markets and carriers in setting access charges and other rates in areas where adequate competition has emerged. As LECs become free to set rates and to provide discounts to high-volume customers, the ability of competitors that are substantially larger than Phoenix to obtain volume discounts for access and termination charges could adversely affect Phoenix by reducing the operating costs of its larger competitors relative to those of Phoenix. In particular, it is expected that the largest players in the long distance market, such as AT&T, MCI, Sprint and WorldCom will be able to guarantee substantially larger volumes to LECs than will Phoenix. As deregulation of the local exchange market occurs, LECs may be willing to grant large interexchange carriers significant discounts in return for guarantees of volume. There can be no assurance that Phoenix will be able to obtain similar discounts.

GOVERNMENT REGULATION

     The terms and conditions under which Phoenix provides telecommunications products and services are subject to government regulation. Federal laws and Federal Communications Commission ("FCC") regulations apply to interstate and international telecommunications, while particular state regulatory authorities have jurisdiction over telecommunications that originate and terminate within the same state.

     Federal Regulation.   Phoenix is classified by the FCC as a non-dominant
carrier, and therefore is subject to significantly reduced federal regulation. After the reclassification of AT&T as a non-dominant carrier in its provision of domestic services, among domestic carriers only the LECs are classified as dominant carriers for the provision of interstate access services. As a consequence, the FCC regulates many of the rates, charges, and services of the LECs to a greater degree than Phoenix's. The FCC has proposed that the RBOCs offering out-of-region interstate inter-exchange services be regulated as non-dominant carriers, as long as such services are offered by an affiliate of the RBOC that complies with certain structural separation requirements, which may make it easier for the RBOCs to compete directly with Phoenix for long distance subscribers. These would be the same separation requirements that currently are applicable to independent LECs that provide interstate inter-exchange services, although the FCC on March 21, 1996 initiated a rule-making proceeding in which it is considering whether to modify or eliminate these separation requirements.

     Because AT&T is no longer classified as a dominant carrier, certain pricing restrictions that formerly applied to AT&T have been eliminated, which may make it easier for AT&T to compete with Phoenix for low volume long distance subscribers. International carriers may also be classified as dominant if they exercise market power or are considered to be affiliated with foreign carriers, as defined under the FCC's rules. Non-dominant carriers are currently required to file international tariffs. The FCC generally does not exercise direct oversight over cost justification and the level of charges for service of non-dominant carriers, such as Phoenix, although it has the statutory power to do so. Non-dominant carriers are required by statute to offer interstate and international services under rates, terms, and conditions that are just, reasonable, and not unduly discriminatory. The FCC has the jurisdiction to act upon complaints filed by third parties or brought on the FCC's own motion against any common carrier, including non-dominant carriers, for failure to comply with its statutory obligations. Additionally, the Telecommunications Act grants explicit authority to the FCC to "forbear" from regulating any telecommunications services provider in response to a petition and if the agency determines that the public interest will be served. On October 29, 1996, the FCC exercised this authority and released an order which, among other things, requires nondominant interexchange carriers to cancel their currently-filed tariffs for interstate domestic services within nine months of the effective date of the order and prohibits such filings in the future. However, on February 19, 1997, the United States Court of Appeals for the District of Columbia Circuit stayed the FCC's order pending further expedited judicial review or FCC reconsideration or both. In August 1997, the FCC issued an order on reconsideration in which it affirmed its decision to impose complete or mandatory detariffing, although it decided to allow optional or permissive tariffing in certain limited circumstances (including for interstate, domestic, interexchange dial-around services, which end users access by dialing a carrier's 10XXX access code). Petitions for further reconsideration of this order are pending, and this order also remains subject to the Court of Appeals' stay pending further judicial review and any appeals of the order on reconsideration. Phoenix cannot predict the ultimate outcome of these or other proceedings on its service offerings or operations.

     The FCC imposes only minimal reporting requirements on non-dominant resellers, although Phoenix is subject to certain reporting, accounting, and record keeping obligations. A number of these requirements are imposed, at least in part, on all carriers, and others are imposed on carriers whose annual operating revenue exceed $100 million. Phoenix has been granted authority by the FCC to provide international telecommunication services through the resale of switched services of various vendor carriers. The FCC reserves the right to condition, modify, or revoke such international authority for violations of the Communications Act of 1934 or its rules.

     Phoenix currently has two tariffs on file with the FCC, one covering its domestic interstate services and one covering international services. As an international non-dominant carrier, Phoenix has been required to include, and has included, detailed rate schedules in its international tariffs, which are filed on 14-days' notice without cost support to justify rates. Resale carriers, like all other interstate carriers, are also subject to a variety of miscellaneous regulations that, for instance, govern the documentation and verifications necessary to change a subscriber's long distance carrier, limit the use of "800" numbers for pay-per-call services, require disclosure of certain information if operator assisted services are provided, and govern interlocking directors and management.

     The Telecommunications Act authorizes the RBOCs to provide inter-Local Access and Transport Area ("LATA") inter-exchange telecommunication services, upon the receipt of any necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate or interstate long distance services and, for in-region long distance services, upon specific FCC approval and upon satisfying other conditions, including a checklist of interconnection and other requirements. The Telecommunications Act also provides for certain safeguards against anticompetitive conduct by the RBOCs in the provision of inter-LATA service including a requirement for a separate subsidiary and certain joint marketing limitations.

     GTE was previously prohibited from providing inter-exchange telecommunications services, however, the Telecommunications Act authorizes GTE to provide inter-LATA inter-exchange telecommunications services without regard to limitations by region, although the necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service must be obtained by the various operating companies of GTE prior to the provision of long distance service, and GTE is subject to the provisions of the Telecommunications Act that impose interconnection and other requirements on the LECs.

     Like substantially all other long distance carriers, Phoenix has been the subject of complaints before the FCC regarding the unauthorized switching of subscribers' long distance carriers, also known in the industry as "slamming." Phoenix believes that most of such complaints arose from telemarketing efforts by Phoenix, a marketing practice that Phoenix discontinued in early 1996. Phoenix has never been penalized or cited for "slamming" by the FCC. As to all complaints pending at December 31, 1997 Phoenix has filed or is in the process of filing responses to such complaints and believes that such complaints will be resolved without a material adverse impact upon Phoenix.

     In addition, the Telecommunications Act adds a new provision that imposes liability upon all telecommunications carriers to the carrier previously selected by the subscriber for unauthorized switching of subscribers' long distance carriers. Liability is imposed in an amount equal to all charges paid by the subscriber after the unauthorized conversion. The FCC is required to adopt new rules to implement this new statutory requirement. The impact that this statutory provision will have on Phoenix cannot be determined at this time.

     State Regulation.   Phoenix is subject to varying levels of regulation in
the 49 states in which it is currently authorized to provide originating interstate telecommunications services and the 47 states in which it is currently authorized to provide intrastate telecommunications services. The vast majority of the states require Phoenix to apply for certification, which entails proof of technical, managerial and financial ability, to provide intrastate telecommunications services, or at least to register or to be found exempt from regulation, before commencing intrastate service. A majority of states also require Phoenix to file and maintain detailed tariffs listing their rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval or notice for transfers of control of certified carriers, and/or for corporate reorganizations; acquisitions of telecommunications operations; assignments of carrier assets, including subscriber bases; and carrier securities offerings. In certain instances Phoenix has sought retroactive authority in various jurisdictions for certain acquisitions and other reportable events. While Phoenix expects to receive all requested approvals with respect to such retroactive filings, Phoenix had not received all of such approvals as of December 31, 1997. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations, and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. If state regulatory agencies conclude that Phoenix has taken steps without obtaining the required authority, they may impose one or more of the sanctions listed above.

     Currently, Phoenix can provide originating interstate and intrastate service to customers in 47 states and the District of Columbia. Of the states in which Phoenix provides originating service, 39 have Public Utilities Commissions ("PUCs") that actively assert regulatory oversight over the services offered by Phoenix.

     Additionally, the rules for each state vary in regard to the authorization of inter-LATA versus intra-LATA service. Upon initial certification, Phoenix generally requested approval to provide resold intrastate long distance telecommunications services, unless a state had specific rules pertaining to LATAs. At the time, depending on the individual state regulations, some states only allowed Phoenix to provide inter-LATA services, and the LECs typically provided intra-LATA services. However, many states have modified their rules to allow competition in the intra-LATA market. Generally speaking, as the rules have been modified, the states have either ordered that all certified inter-LATA carriers now have the authority to provide intra-LATA services, or directives have been given for companies to apply for intra-LATA authority or revise existing tariffs to comply with state regulations. In those states which issued directives for companies to apply for intra-LATA authority or revise tariffs, Phoenix has complied with such orders.

     Phoenix continuously monitors regulatory developments in all states in which it does business in order to ensure regulatory compliance. To the extent that Phoenix converts from a switchless reseller to a switched reseller, modification or amendment of Phoenix's state certifications may be required.

     Additional complaints for unauthorized switching of subscribers' long distance carriers and for other issues involving subscriber liability for billed calls for which the subscriber denies responsibility and other billing issues have been lodged against Phoenix before other state public utilities commissions. Although such complaints could result in additional legal actions or proceedings being initiated against Phoenix, Phoenix believes that such matters would be satisfactorily resolved without a material adverse impact upon Phoenix's results of operations or financial condition. A final determination by one or more jurisdictions that Phoenix engaged in the unauthorized switching of subscribers' long distance carriers or other unauthorized conduct could have a material adverse effect upon Phoenix's results of operations or financial condition as, among other things, Phoenix would be subject to financial penalties and potential revocation of its operating authority in the particular jurisdiction, as well as other possible restrictions.

     Phoenix believes that it is in compliance in all material respects with the requirements of federal and state regulatory authorities and maintains communications regularly with the various regulatory authorities in each jurisdiction.

ITEM 2. PROPERTIES

     Phoenix leases its principal executive offices in Golden, Colorado. In June 1996, Phoenix completed the relocation of its corporate headquarters from San Francisco. In December 1997, Phoenix relocated its corporate headquarters from 1687 Cole Boulevard, Golden, Colorado to 13952 Denver West Parkway, Golden, Colorado. Phoenix's headquarters is now located in the same building as its Customer Service Call Center. Phoenix's lease at that site terminates on October 14, 2001. Phoenix leases office space in the following cities: Lombard, Illinois; Overland Park, Kansas; Los Angeles, California; San Francisco, California; Bellevue, Washington; Costa Mesa, California; Roseville, Minnesota; Mendota Heights, Minnesota and Clearwater, Florida. Phoenix currently leases approximately 45,000 square feet of office space for an aggregate of $51,174 per month. In addition, Phoenix currently leases space for switches in Colorado Springs, Minneapolis and Phoenix for an aggregate of $15,740 per month.

ITEM 3. LEGAL PROCEEDINGS

     LDDS Litigation.   LDDS Communications, Inc. (now known as WorldCom)
commenced an action styled LDDS/Worldcom, Inc. and Dial-Net, Inc. v. Automated Communications, Inc. and Judy Van Essen Kenyon, C.A. No. 3:93-CV-463 (WS) (U.S.D.C. S.D. Miss) (the "LDDS Litigation") in the United States District Court for the Southern District of Mississippi in July of 1993 against Automated Communications, Inc., a wholly-owned subsidiary of Phoenix ("ACI"), and Van Essen, the former owner of ACI asserting claims relating to alleged breaches of noncompete and confidentiality agreements the defendants had signed in connection with two transactions in which WorldCom was involved. The alleged breaches primarily relate to ACI's hiring of sales representatives employed by Dial-Net, Inc., a long distance company WorldCom acquired in a merger transaction, before the Phoenix/ACI merger was consummated. ACI and Van Essen filed certain counterclaims against WorldCom. Shortly after the closing of the Phoenix/ACI merger, ACI informed WorldCom of the acquisition but WorldCom has taken no steps to add Phoenix to the litigation.

     A bench trial was conducted in the United States District Court in Jackson, Mississippi from October 2 through October 17, 1996; final arguments were made on November 15, 1996. Pursuant to the Van Essen Indemnification and Hold Harmless Agreement dated January 16, 1996 by and among Phoenix, Phoenix Network Acquisition Corp., a wholly-owned subsidiary of Phoenix ("PNAC"), ACI and Van Essen (the "Van Essen Indemnification and Hold Harmless Agreement"), Van Essen has the right to control, and did control, the defense on behalf of herself and ACI. The potential liability of Phoenix and its subsidiaries, based on the damages asserted by WorldCom, exceeds $4 million, and includes (1) compensatory damages of approximately $3,020,000; (2) attorneys' fees in excess of $700,000;
(3) punitive damages in an unspecified amount; and (4) pre-judgment interest. Phoenix is entitled to be indemnified for any liability with respect to the LDDS Litigation, pursuant to the Van Essen Indemnification and Hold Harmless Agreement summarized below.

     On February 2, 1998, the trial court issued a Memorandum Opinion and Order ("Order") addressing only the liability issues that were tried in the LDDS Litigation, not causation or damages. With respect to WorldCom's various claims against ACI and Van Essen, the Order states that ACI and Van Essen breached the merger agreement and the noncompete agreement arising out of WorldCom's acquisition of Dial-Net, Inc. The trial court did not impose liability on ACI or Van Essen for WorldCom's other claims of (1) fraud and misrepresentation, (2) securities fraud, (3) tortious interference, (4) misappropriation of trade secrets, and (5) civil conspiracy. The trial court did not find WorldCom liable for any of the claims asserted in ACI's and Van Essen's counterclaims.

     The court heard oral arguments with respect to the issues of causation and damages at a telephonic hearing held on February 16, 1998. The court took the matter under advisement following the hearing and has not, as of the date hereof, indicated when a ruling on those issues will be made.

     Van Essen Indemnification and Hold Harmless Agreement.   The following
description summarizes the terms of the Van Essen Indemnification and Hold Harmless Agreement and is qualified in its entirety by the Van Essen Indemnification and Hold Harmless Agreement, a copy of which has been filed with the Commission by Qwest as Exhibit D to the Proxy Statement/Prospectus included as part of the Registration Statement on Form S-4 of Qwest declared effective February 12, 1998 (File No.333-46145) and is hereby incorporated by reference herein.

     The Van Essen Indemnification and Hold Harmless Agreement was entered into on January 16, 1996 among Phoenix, PNAC, ACI and Van Essen in connection with a merger agreement among those parties pursuant to which Phoenix acquired ACI. Pursuant to the Van Essen Indemnification and Hold Harmless Agreement, Van Essen agreed, among other things, to (i) be solely responsible for the defense (and related fees and costs) relating to or arising from all pending and threatened litigation against ACI (including certain named claims) as well as all claims that might arise in the future relating solely to actions by ACI prior to January 16, 1996 (the "ACI Legal Claims") and (ii) fully indemnify, defend and hold harmless Phoenix, PNAC and ACI against any and all claims, judgments, payments, expenses, liabilities and actual damages, including reasonable attorneys' fees, that Phoenix, PNAC and/or ACI incurred relating to any ACI Legal Claim. The Van Essen Indemnification and Hold Harmless Agreement does not specifically list the LDDS Litigation as one of the legal claims subject to the indemnity. However, because the list of claims does not purport to be exhaustive and based on the parties' course of dealing, Phoenix believes that the LDDS Litigation qualifies as an ACI Legal Claim, and, therefore, is subject to the indemnity.

     Phoenix expresses no view as to whether Van Essen now has, or in the future will have, the financial capability to perform her obligations under the Van Essen Indemnification and Hold Harmless Agreement. The obligations of Van Essen to indemnify Phoenix under the Van Essen Indemnification and Hold Harmless Agreement are unsecured, although certain shares of Phoenix Common Stock have been deposited in escrow in support of Van Essen's indemnification obligations, as described below. As the value of the shares of Phoenix Common Stock held in escrow is considerably less than the potential liability that ACI faces, Phoenix's, and after the Effective Time, Qwest's ability to enforce any right of indemnification will be dependent on, among other things, the financial resources of Van Essen. There can be no assurance that Van Essen will have adequate financial resources to pay Phoenix any or all amounts that may be owed pursuant to the Van Essen Indemnification and Hold Harmless Agreement.

     Van Essen has deposited in escrow 727,273 shares of Phoenix Common Stock pursuant to an escrow agreement (the "Van Essen Escrow Agreement") among Phoenix, PNAC, Van Essen and Vectra Bank. Van Essen has asserted that none of Phoenix, ACI or their subsidiaries has a security interest in the shares subject to the escrow. The Van Essen Escrow Agreement provides that all or a portion of the shares of Phoenix Common Stock held in escrow will be released to Phoenix and/or PNAC upon a showing by PNAC of the liability of Van Essen to make payment pursuant to the Van Essen Indemnification and Hold Harmless Agreement. The Van Essen Escrow Agreement does not address whether any shares of the common stock, par value $.01 per share, of Qwest (the "Qwest Common Stock") issued to Van Essen in the Merger in substitution for the escrowed shares of Phoenix Common Stock would be subject to the escrow. Van Essen has asserted that such shares of Qwest Common Stock will not be subject to the Van Essen Escrow Agreement and should be released from the escrow and delivered to her. Accordingly, there can be no assurance that the shares of Qwest Common Stock received after the Effective Time will be subject to the Escrow Agreement.

     Van Essen Threatened Litigation.   On January 16, 1998, Phoenix failed to
make a scheduled payment under the Van Essen Note and is currently in default thereon. On January 17, 1998, Phoenix received a notice from Van Essen declaring a default under the Van Essen Note and notifying Phoenix that if the scheduled payment is not received by February 2, 1998, the entire unpaid principal balance of the Van Essen Note will become due and payable and that Van Essen will pursue all remedies available to her. Phoenix has not made the scheduled payment and currently does not have sufficient cash to make the scheduled payment.

     Other Legal Proceedings.   In addition, Phoenix is a party, from time to
time, in litigation incident to its business. Phoenix is not aware of any such current or pending litigation that it believes will have a material adverse affect on Phoenix's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Phoenix Common Stock is traded on the American Stock Exchange under the symbol "PHX". The following table reflects the range of high and low closing sales prices for each period indicated.


                                                    Low     High
                                                  ------  ------

YEAR ENDED DECEMBER 31, 1996
  First quarter ended March 31, 1996               $3.44   $4.00
  Second quarter ended June 30, 1996               $2.88   $5.88
  Third quarter ended September 30, 1996           $4.50   $5.94
  Fourth quarter ended December 31, 1996           $3.38   $4.94

YEAR ENDED DECEMBER 31, 1997
  First quarter ended March 31, 1997               $2.50   $4.50
  Second quarter ended June 30, 1997               $1.63   $3.88
  Third quarter ended September 30, 1997           $1.13   $3.50
  Fourth quarter ended December 31, 1997           $0.38   $1.69

     The closing sales price of Phoenix Common Stock as reported by the American Stock Exchange on March 2, 1998 was $0.6875.

     As of the close of business on March 2, 1998, there were approximately 1,269 stockholders of record of Phoenix Common Stock, including shares held in street name by various brokerage firms.

     The Company has not, since 1983, paid any dividends on its Common Stock and the Company does not anticipate the payment of dividends on such stock in the foreseeable future. In addition to any applicable state law restrictions relating to the payment of dividends on its Common Stock, the Company is restricted from paying dividends on Common Stock or Preferred Stock without the consent of Foothill Capital Corporation under the terms of the Phoenix Credit Facility.

     On April 4, 1997, the Company sold to JNC Opportunity Fund Ltd. ("JNC") 150,000 shares of the Company's Series G Convertible Preferred Stock, par value $.001 per share (the "Series G Preferred Stock"), for an aggregate sales price of $3,000,000. In connection with such sale, the Company paid financial advisory fees of $150,000. Also in connection with such sale, Wharton Capital Partners, Ltd. ("Wharton") received a five year warrant to acquire 50,000 shares of Phoenix Common Stock on April 4, 1997 with an exercise price of $2.3375 per share of Phoenix Common Stock in partial payment of financial advisory services to the Company. In addition, Keith A. Rhodes ("Rhodes") received a five year warrant to acquire 10,000 shares of Phoenix Common Stock on April 4, 1997 with an exercise price of $2.3375 per share of Phoenix Common Stock in partial payment of financial advisory services to the Company. The Series G Preferred Stock provided for conversion into shares of Phoenix Common Stock on the basis of a floating conversion ratio tied to a percentage of the market price of Phoenix Common Stock. The stated value of $20 per share of each share of Series G Preferred Stock was convertible into shares of Phoenix Common Stock at any time at the lower of (i) the fixed price conversion of $2.45 and (ii) a 20% discount to the five day average closing bid price preceding a conversion, subject to adjustment under certain circumstances. In addition, all dividends payable with regards to the Series G Preferred Stock were payable in shares of Phoenix Common Stock at the lower of (i) and (ii) above. As of

October 3, 1997, all of such shares of Series G Preferred Stock had been converted into an aggregate of 2,491,879 shares of Phoenix Common Stock.

     On July 17, 1997, the Company sold to JNC 125,000 shares of the Company's Series I Convertible Preferred Stock, par value $.001 per share (the "Series I Preferred Stock"),and a five year warrant to acquire 45,000 shares of Phoenix Common Stock with an exercise price of $2.00 per share of Phoenix Common Stock and on July 23, 1997, JNC was issued a five year warrant to acquire 30,000 shares of Phoenix Common Stock with an exercise price of $2.00 per share of Phoenix Common Stock all for an aggregate sales price of $2,500,000. In connection with such sales, the Company paid financial advisory fees of $125,000. Also in connection with such sales, Wharton received a five year warrant to acquire 19,000 shares of Phoenix Common Stock on July 17, 1997 with an exercise price of $2.00 per share of Phoenix Common Stock and a five year warrant to acquire 11,000 shares of Phoenix Common Stock on July 23, 1997 with an exercise price of $2.00 per share of Phoenix Common Stock in partial payment of financial advisory services to the Company. In addition, Rhodes received a five year warrant to acquire 3,500 shares of Phoenix Common Stock on July 17, 1997 with an exercise price of $2.00 per share of Phoenix Common Stock and a five year warrant to acquire 4,000 shares of Phoenix Common Stock on July 23, 1997 with an exercise price of $2.00 per share of Phoenix Common Stock in partial payment of financial advisory services to the Company. The Series I Preferred Stock provided for conversion into shares of Phoenix Common Stock on the basis of a floating conversion ratio tied to a percentage of the market price of Phoenix Common Stock. The stated value of $20 per share of each share of Series I Preferred Stock was convertible into shares of Phoenix Common Stock at any time at the lower of (i) the fixed price conversion of $1.875 and (ii) a 17% discount to the average of the lowest five closing bid prices during the ten trading days immediately preceding a conversion, subject to adjustment under certain circumstances. In addition, all dividends payable with regards to the Series I Preferred Stock were payable in shares of Phoenix Common Stock at the lower of (i) and (ii) above. As of December 31, 1997, 85,500 of such shares of Series I Preferred Stock had been converted into an aggregate of 2,337,355 shares of Phoenix Common Stock. In addition, as of January 15, 1998, the remaining 39,500 of such shares of Series I Preferred Stock had been converted into an aggregate of 2,349,011 additional shares of Phoenix Common Stock.

     In each case, the issuance of securities by Phoenix to JNC, Wharton and Rhodes was undertaken pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below for, and as of the end of, the years ended December 31, 1997, 1996, 1995, 1994 and 1993 have been derived from the consolidated financial statements of the Company, which statements have been audited by Grant Thornton LLP, independent certified public accountants. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere herein.


                                                              Year ended December 31,
                                         --------------------------------------------------------------
                                            1993         1994         1995         1996         1997
                                         --------------------------------------------------------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Revenue                                     $53,905      $74,405      $75,855     $ 99,307     $ 76,947
Cost of revenue                              39,381       52,650       53,776       73,438       57,195
                                            -------      -------     --------     --------      -------

               Gross profit                  14,524       21,755       22,079       25,869       19,752

Selling, general and administrative
 expenses                                    15,851       21,075       22,323       31,115       25,941
Depreciation and Amortization                   538          678        1,126        4,358        3,973
Relocation expenses                              --           --           --        1,133           --
Acquisition expenses                             --           --           --        1,309          513
    Loss on abandonment of fixed assets          --           --        1,020           15        3,260
Aborted bond offering expenses                   --           --           --          246           --
                                            -------      -------     --------     --------      -------
                                             16,389       21,753       24,469       38,176       33,687
                                            -------      -------     --------     --------      -------
    Operating income (loss)                  (1,865)           2       (2,390)     (12,307)     (13,935)
Other income (expense):
    Interest income                              19           36          103           85           71
    Interest expense                            186         (425)        (260)        (626)      (1,092)
    Miscellaneous income (expense)              (10)          43           (7)           4           11
                                            -------      -------     --------     --------      -------
                                               (177)        (346)        (164)        (537)      (1,010)
                                            -------      -------     --------     --------      -------
Income (loss) before income taxes and
  cumulative effect of accounting
   change                                    (2,042)        (344)      (2,554)     (12,844)     (14,945)
Income tax benefit (expense)                    494          (16)        (500)          --           --
                                            -------      -------     --------     --------      -------
Income (loss) before cumulative effect
 of accounting change                        (1,548)        (360)      (3,054)     (12,844)     (14,945)
                                            -------      -------     --------     --------      -------
Cumulative effect of change in
 amortization of deferred commissions            --          123           --           --           --
                                            -------      -------     --------     --------      -------
               Net income (loss)            $(1,548)     $  (483)     $(3,054)    $(12,844)    $(14,945)
                                            =======      =======     ========     ========      =======
Net income (loss) attributable to
 common shares:
   Net income (loss)                        $(1,548)     $  (483)     $(3,054)    $(12,844)    $(14,945)
   Preferred dividends                         (268)        (232)        (594)      (1,206)        (179)
                                            -------      -------     --------     --------      -------
                                            $(1,816)     $  (715)     $(3,648)    $(14,050)    $(15,124)
                                            =======      =======     ========     ========      =======
Loss per common share:
Loss before cumulative effect of
 accounting change                          $ (0.15)     $ (0.04)     $ (0.24)     $ (0.68)     $ (0.52)
Cumulative effect of accounting change           --        (0.01)          --           --           --
                                            -------      -------     --------     --------      -------
Net loss per common share                   $ (0.15)     $ (0.05)     $(0.24)      $ (0.68)      $(0.52)
                                            =======      =======     ========     ========      =======
BALANCE SHEET DATA (at end of period):
Working capital (deficit)                   $ 1,478      $ 1,409      $10,252      $(7,786)    $(12,840)
Total assets                                 17,317       17,568       33,028       45,794       35,134
Long term debt                                   --           --           --        2,213          386
Stockholders' equity (deficit)                3,668        4,512       19,188       18,172        9,696

    The Company has not, since 1983, declared or paid any dividends on its Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to the historical information contained herein, the following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Business" included herein and the section entitled "Risk Factors" included in Proxy Statement/Prospectus incorporated by reference herein. The following discussion reflects the merger with AmeriConnect, Inc. (the "AmeriConnect Merger") on a pooling of interests basis and is based upon and should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

INTRODUCTION

     Phoenix entered the telecommunications industry as a switchless long distance reseller in 1985, and Phoenix grew internally on the efforts of its sales and marketing force during the following decade. Additionally, since May 1995, Phoenix has completed 10 acquisitions of companies or customer bases, thereby strengthening Phoenix's customer base, product and service offerings and sales distribution. The largest of these acquisitions include: Bright Telecom L.P. ("Bright"), a San Francisco-based international call-back company, Tele-Trend Communications, LLC ("Tele-Trend"), a switchless reseller based in Denver, and a portion of the customer base of Interstate Savings, Inc. ("ISI"), a switched reseller, all of which were completed in the last half of 1995. In January 1996, Phoenix acquired Automated Communications, Inc. ("ACI") and, in October 1996, Phoenix completed the acquisition of AmeriConnect, Inc. See "ITEM 1 -- BUSINESS--Acquisitions."

     Phoenix derives the bulk of its revenue through the sale of telecommunications services to its customers including, (i) "1 plus" and (800) service and (ii) dedicated service and private lines. Revenues are based upon rates set by Phoenix and billed to its customers for the services utilized. Phoenix's other revenue are primarily derived from calling cards, Internet access, international call-back and conference calling.

     Phoenix's cost of revenue consists of amounts paid to switching services providers and to carriers for bundled switching and transmission services. Switching services rates are fixed on a contractual, per minute basis. The rates Phoenix pays for bundled switching and transmission service vary depending on which underlying carrier is used for service and the volume of traffic on such carriers.

     SG&A consist of personnel costs, sales commission and marketing costs, facilities costs, billing costs, bad debt expense and other general expenses. Sales commissions represent the amounts paid to employees and independent contractors for the procurement of new customers. Residual commissions are paid based upon either customers' usage or payment. Bad debt expense is provided for on a monthly basis as a charge to earnings based upon estimated uncollectible accounts. Accounts are written off against the reserve when deemed to be uncollectible.

SUPPLIER RELATIONSHIPS

     Phoenix currently has agreements with major long distance carriers, such as WorldCom, Sprint, Frontier, AT&T and others, to carry the majority of its long distance traffic. Phoenix's agreements with vendors specify minimum volume usage requirements, but, in contrast to many of its competitors, such requirements scale down or expire over the next 12 months, thereby freeing traffic to be loaded on another company's network including that of Qwest if the Merger is consummated.

RESULTS OF OPERATIONS

     The following table sets forth for the years and periods indicated the respective percentages of revenue represented by certain items in Phoenix's statements of operations.


                                                        Years Ended December 31,
                                                   ---------------------------------
                                                     1995         1996        1997
                                                   --------    --------     --------
STATEMENT OF OPERATIONS DATA:
Revenue....................................         100.0%      100.0%        100.0%
Cost of revenue............................          70.9         74.0         74.3
Gross profit...............................          29.1         26.0         25.7
Selling, general and administrative........          29.4         31.3         33.7
Depreciation and amortization..............           1.5          4.4          5.2
Relocation expenses........................            --          1.1           --
Acquisition expenses.......................            --          1.3          0.7
Loss on abandonment of fixed assets........           1.3           --          4.2
Aborted bond offering expenses.............            --          0.2           --
                                                    -----       ------       ------
                                                     32.2         38.3         43.8
Operating income (loss)....................          (3.1)       (12.3)       (18.1)
Interest income............................           0.1           --           --
Interest expense...........................          (0.3)        (0.6)        (1.4)
Miscellaneous income.......................            --           --           --
Income tax benefit (expense)...............          (0.7)          --           --
                                                     ----       ------       ------
Loss before cumulative effect of accounting
 change........                                      (4.0)       (12.9)       (19.5)
Cumulative effect of change in amortization
 of deferred commissions...................            --           --           --
                                                    -----        -----       ------
Net income (loss)..........................          (4.0)%      (12.9)%      (19.5)%
                                                    =====       ======       ======
Preferred dividends........................          (0.8)        (1.2)        (0.2)
                                                    -----       ------       ------
Net income (loss) attributable to common
 shares....................................          (4.8)%      (14.1)%      (19.7)%
                                                    =====       ======       ======

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenue.   Revenue decreased by $22.4 million or 22.5%, to $76.9 million for the year ended December 31, 1997 from $99.3 million for the year ended December 31, 1996. This decrease was primarily the result of a decrease in minutes of usage ("MOU") of 95,186,000 minutes, to 533,166,000 minutes for 1997, from 628,352,000 minutes for 1996 and a 8.7% decrease in the average revenue per MOU to $.144 per MOU for 1997 from $.158 per MOU for 1996. The average revenue per MOU decline was due to Phoenix's customers continuing to utilize more competitively priced services offered by Phoenix. These new services have been a result of Phoenix's reaction to an overall decline in retail rates and price sensitivity in the telecommunications industry.

     Cost of Revenue.   Cost of revenue decreased by $16.2 million or 22.1%, to
$57.2 million for 1997 from $73.4 million for 1996; however, as a percentage of revenue, cost of revenue increased to 74.3% compared to 74.0% for 1996. Although Phoenix's average cost per MOU has declined by 8.2% for the year ended December 31, 1997, compared to the prior year, the higher percentage decrease in the average revenue per minute resulted in the decline in Phoenix's gross profit margin percentage.

     Selling, General and Administrative Expenses.   SG&A decreased by $5.2
million, or 16.6%, to $25.9 million for 1997 from $31.1 million for 1996. SG&A as a percentage of revenue increased to 33.7% for 1997 from 31.3% of revenue for 1996.

     Depreciation and Amortization.   Depreciation and amortization expense
decreased by $0.4 million to $4.0 million for 1997 from $4.4 million for 1996. However, as a percentage of revenue, these costs increased by 0.8 percentage points over 1996.

     Acquisition Expenses.   Acquisition expenses of $0.5 million were
primarily incurred in connection with the aborted mergers between Midcom Communications Inc. ("Midcom") and Phoenix and US One Communications Corp., Resurgens Capital Group, Inc. and Phoenix. The costs consist of transaction fees to third parties and legal and accounting fees.

     Loss on Abandonment of Fixed Assets.   Loss on abandonment of fixed
assets expenses of $3.3 million was incurred in 1997 due to management's decision to abandon the New Billing and Customer Care Platform (as hereinafter defined).

     Interest Income. Interest income decreased by $14,000 to $71,000 for 1997 from $85,000 for 1996, as a result of lower cash balances in Phoenix's interest bearing bank accounts.

     Interest Expense. Interest expense increased by $466,000 to $1,091,000 for 1997 from $625,000 for 1996. This increase was primarily the result of increased borrowings under the Phoenix Credit Facility.

     Net Loss. Net loss increased by $2.1 million to a net loss of $14.9 million for 1997 from a net loss of $12.8 million for 1996 for the reasons discussed above.

     Preferred Dividends. Preferred dividend requirements decreased by $1,027,000 to $179,000 for 1997 from $1,206,000 for 1996 primarily as a result of the conversion of substantially all of its outstanding Preferred Stock to Phoenix Common Stock during 1997.

     Net Loss Attributable to Common Shares.   Net loss attributable to common
shares increased by $1.1 million to a net loss attributable to Phoenix Common Stock of $15.1 million for 1997 from a net loss attributable to Phoenix Common Stock of $14.0 million for 1996 for the reasons discussed above.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenue. Revenue increased by $23.4 million or 30.8%, to $99.3 million for the year ended December 31, 1996 from $75.9 million for the year ended December 31, 1995. This increase was primarily the result of an increase in minutes of usage ("MOU") of 214,484,000 minutes, to 628,352,000 minutes for 1996, from 413,868,000 minutes for 1995 which was partially offset by a 13.7% decrease in the average revenue per MOU to $.158 per MOU for 1996 from $.183 per MOU for 1995. Revenue per MOU decreased primarily as a result of Phoenix's customers utilizing more competitively priced services offered by Phoenix during 1996 and the effect of acquired companies' rate structures which generally were lower than those offered by Phoenix. The customers gained from the ACI acquisition during 1996 accounted for approximately 26.8% of total MOU in the period.

     Cost of Revenue.   Cost of revenue increased by $19.6 million or 36.4%, to
$73.4 million for 1996 from $53.8 million for 1995. This increase was primarily the result of an increase in MOU resulting from acquisitions. Cost of revenue per MOU decreased 10.0% to $.117 per MOU for 1996 from $.130 per MOU for 1995 primarily as a result of the acquisition of ACI, which had a cost per MOU which was lower than Phoenix's, and, to a lesser extent, Phoenix being able to place new business on its most favorably priced vendor carrier contracts. As a percentage of revenue, cost of revenue increased to 74.0% for 1996 from 70.9% for 1995. The increase in cost of revenue as a percentage of revenue was primarily the result of Phoenix providing lower-priced services to its customers without a corresponding decrease in the cost of providing such services. Historically, as Phoenix's traffic volume with its vendor carriers has increased, it has been able to negotiate more favorable rates with such vendor carriers, usually in conjunction with an increased volume commitment. However, in order to pursue its long-term strategy of deploying and loading a network, Phoenix did not renegotiate any of its material vendor carrier contracts in the first half of 1996 in order to avoid increased vendor carrier commitments.

     Selling, General and Administrative Expenses. SG&A increased by $8.8 million, or 39.4%, to $31.1 million for 1996 from $22.3 million for 1995. This increase was primarily the result of incremental SG&A associated with the ACI acquisition. SG&A as a percentage of revenue increased to 31.3% for 1996 from 29.4% of revenue for 1995. During 1996, Phoenix was incurring certain duplicative operating costs in connection with the operation of ACI, such as facilities expense and salaries of administrative personnel performing similar functions. Phoenix consolidated its San

Francisco operations into the former ACI facilities in July 1996. During 1996, Phoenix incurred approximately $1.0 million in duplicative operating costs which were eliminated as of July 1996.

     Depreciation and Amortization.   Depreciation and amortization increased by
$3.3 million to $4.4 million for 1996 from $1.1 million for 1995. This increase is primarily attributable to the increased amortization of goodwill and customer bases recorded as a result of the acquisitions discussed above.

     Relocation Expenses.   Relocation expenses of $1.1 million were incurred in
1996 from Phoenix's relocation of its primary operations from San Francisco to Golden, Colorado.

     Acquisition Expenses.   Acquisition expenses of $1.3 million were incurred
in connection with the AmeriConnect acquisition and consist primarily of transaction fees to third parties, legal and accounting fees and a contractual severance payment to AmeriConnect's chief executive officer.

     Aborted Bond Offering Expenses.   Aborted bond offering expenses related to
legal and accounting fees in connection with a proposed bond offering Phoenix began in the last half of 1996. Phoenix decided to discontinue the offering in January 1997 due to unfavorable market conditions.

     Interest Income.   Interest income decreased by $18,000 to $85,000 for 1996
from $103,000 for 1995, as a result of lower cash balances in Phoenix's interest bearing bank accounts.

     Interest Expense.   Interest expense increased by $364,000 to $625,000 for
1996 from $261,000 for 1995. This increase was primarily the result of increased borrowings under the Phoenix Credit Facility. Interest expense will increase substantially in future periods as a result of increased indebtedness under the Phoenix Credit Facility.

     Net Loss.   Net loss increased by $9.8 million to a net loss of $12.8
million for 1996 from a net loss of $3.0 million for 1995 for the reasons discussed above.

     Preferred Dividends.   Preferred dividend requirements increased by
$612,000 to $1,206,000 for 1996 from $594,000 for 1995 primarily as a result of the issuance of 1,176,056 shares of Series F Preferred Stock in October 1995. Effective in December 1996, Phoenix converted its outstanding Series F Preferred Stock into Phoenix Common Stock in accordance with the terms of the Series F Preferred Stock. As a result of the conversion of the Series F Preferred Stock, Phoenix's preferred dividend requirements have decreased.

     Net Loss Attributable to Common Shares. Net loss attributable to common shares increased by $10.4 million to a net loss attributable to Phoenix Common Stock of $14.0 million for 1996 from a net loss attributable to Phoenix Common Stock of $3.6 million for 1995 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operations for the year ended December 31, 1997 resulted in a net negative cash flow of $1.1 million compared to a negative cash flow of $6.7 million for the year ended December 31, 1996, primarily as a result of the loss incurred for the period.

     Phoenix's capital expenditures were $1.7, $3.6 million and $589,000 in 1997, 1996 and 1995, respectively. Phoenix has financed approximately $1.4 million of the 1996 costs associated with implementation of a new billing and customer care platform (the "New Billing and Customer Care Platform") (implementation of which was abandoned as of December 1997) through a financing company over a three year term. During 1996, and during 1995, Phoenix spent $17.6 million and $6.2 million, respectively, on acquisitions, of which $4.6 million and $6.2 million, respectively, was paid in cash. The cash for such acquisitions was raised through equity offerings and short-term borrowings.

     Phoenix's principal source of cash to fund its liquidity needs has been through its borrowings under the Phoenix Credit Facility. The Phoenix Credit Facility allows for borrowings of up to $10 million based upon Phoenix's qualified accounts receivable. The loan balance as of December 31, 1997 was $6.7 million. Net cash used in operating activities for 1997 was $5.6 million compared to $4.0 million for 1996, primarily as a result of the loss incurred for the period. Net cash used in operating activities for 1996 was $4.0 million compared to $1.7 million for 1995, primarily as a result of the loss incurred for the period. The total net cash used by operations over the periods discussed above has generally been a result of the losses incurred by Phoenix over such periods.

     On March 12, 1997, the Phoenix Credit Facility was amended to provide for a $2,000,000 bridge loan with the principal amount to be paid in eight (8) equal monthly installments between July 1, 1997 and January 1, 1998. Phoenix made installment payments of $250,000 on the principal amount of the bridge loan during each of June, July and August, 1997. On September 1, 1997, the parties entered into an amendment to provide for a temporary moratorium on payments in respect of the bridge loan with a final payment of all outstanding principal and accrued and unpaid interest being due on January 9, 1998. On December 12, 1997, the Phoenix Credit Facility was amended to provide for an additional bridge loan of $1,825,000 and the retention of an over-advance of $300,000. On December 31, 1997, the Phoenix Credit Facility was further amended to provide that Foothill Capital Corporation may, in its sole discretion, lend Phoenix up to $1.25 million, to be treated either as an increase to the Bridge Loan Amount or as an over-advance, which must be repaid on the earliest to occur of (a) April 30, 1998, (b) the Effective Time and (c) termination of the Phoenix Credit Facility. On February 2, 1998, the Phoenix Credit Facility was amended to provide for an additional over-advance of $500,000 and to reduce the amount that Foothill Capital Corporation may lend Phoenix from $1.25 million to $750,000.

     On January 16, 1998, Phoenix failed to make a scheduled payment under the Van Essen Note (as defined herein) and is currently in default thereon. On January 17, 1998, Phoenix received a notice from Van Essen declaring a default under the Van Essen Note and notifying Phoenix that if the scheduled payment is not received by February 2, 1998, the entire unpaid principal balance of the Van Essen Note will become due and payable and that Van Essen will pursue all remedies available to her. Phoenix has not made the scheduled payment and currently does not have sufficient cash to make the scheduled payment.

     From time to time Phoenix has been in violation of certain of its covenants in the Phoenix Credit Facility. Phoenix has received waivers of its violations of these covenants so long as it continues to meet the continuing requirements of the Phoenix Credit Facility. Such requirements include (a) the execution of the Merger Agreement by January 8, 1998; (b) the filing with the Commission of a preliminary proxy statement with respect to the Merger Agreement by January 31, 1998; (c) the prompt response to any comments the Commission might have with respect to such preliminary proxy statement; (d) the registration statement filed by Qwest with respect to the offering of the securities of Qwest in connection with the Merger being declared effective by the Commission by April 30, 1998; (e) the filing with the Commission of Phoenix's Annual Report on Form 10-K for the year ended December 31, 1997 by March 31, 1998; (f) the approval of the Merger Agreement and Merger by the holders of a majority of the shares of Phoenix Common Stock by April 30, 1998; and (g) the consummation of the Merger by April 30, 1998. A failure by Phoenix to meet any of such requirements would constitute an event of default under the Phoenix Credit Facility. In the future, should Phoenix violate, or have a continuing violation of, any of the covenants constituting an event of default under the Phoenix Credit Facility, there can be no assurance that it will receive a waiver of such violation. Under the terms of the Phoenix Credit Facility, upon the occurrence of an event of default, the lender may, among other things, declare all amounts outstanding under the Phoenix Credit Facility immediately due and payable, cease advancing money or extending credit to Phoenix and/or during the continuance of an event of default, increase the interest rate on amounts outstanding under the Phoenix Credit Facility.

     As of March 2, 1998, $4,886,576 was outstanding under the line of credit (including over-advances of $800,000, in the aggregate) provided by the Phoenix Credit Facility and the interest rate was 10.25%. Average daily outstanding borrowing for the year ended December 31, 1997 was $4,092,859. The highest month-end balance outstanding for the year ended December 31, 1997 was $5,621,926.

     As of March 2, 1998, Phoenix estimated that it will require financing between $7 million and $10 million in order to repay the Bridge Loan Amount and over-advances under the Phoenix Credit Facility and fund operating losses, working capital requirements and capital expenditures during the remainder of 1998. This amount is in addition to funds provided by operations and funding available, if any, under the Phoenix Credit Facility. The exact amount and timing of these working capital requirements and Phoenix's ability to continue as a going concern will be determined by numerous factors, including (i) the revenue level of, and gross margin on, sales; (ii) the outcome of outstanding contingencies and disputes, including the LDDS Litigation and other pending lawsuits; (iii) payment terms achieved by Phoenix; (iv) Phoenix's ability to manage selling, general and administrative expenses; and (v) the timing of capital expenditures.

     If the Merger is not concluded, there can be no assurance that Phoenix will be able to obtain additional equity or debt financing on terms that Phoenix will find acceptable. Any additional equity or debt financing may involve substantial dilution to the interests of Phoenix stockholders. If Phoenix is unable to obtain sufficient funds to satisfy its cash requirements, it will be forced to curtail operations, dispose of assets, seek extended payment terms from its vendors or seek protection under federal bankruptcy laws. There can be no assurance that Phoenix will be able to obtain additional working capital, reduce expenses or successfully complete other steps necessary to continue as a going concern.

     Given its history of operating losses and the expectation that the losses will continue for the foreseeable future, Phoenix will need to raise additional capital to cover its operating losses and continue to support its business. If the Merger is not consummated, Phoenix will attempt to raise the capital by either selling additional stock, expanding its borrowing from its lender or arranging for more flexible payment terms with its major vendors. There can be no assurance that Phoenix will be successful in any of these fund raising efforts.

     For additional limitations on Phoenix's liquidity and capital resources, see "RISK FACTORS--Risk Factors Relating to Phoenix and Its Busines--Substantial Doubt about Ability to Continue as a Growing Concern; Need for Additional Working Capital," "--Negative Cash Flow From Operations," "--History of Operating Losses; Anticipated Future Losses," "--Possible Volatility of Stock Price," "--Substantial Leverage" and "--Credit Facility Covenants" contained in the Proxy Statement/Prospectus incorporated by reference herein.

SEASONALITY

     Phoenix's revenue, and thus its potential earnings, are affected by holiday and seasonal variations. A substantial portion of Phoenix's revenue are generated by direct dial domestic long distance business customers, and, accordingly, Phoenix experiences a decrease in revenue around holidays, particularly the quarter ending December 31, when business customers reduce their usage. Phoenix's fixed operating expenses, however, do not decrease during the fourth fiscal quarter. Accordingly, Phoenix has experienced, and may continue to experience, lower revenue and earnings in its fourth fiscal quarter when compared with the other fiscal quarters.

TAX BENEFIT

     As of December 31, 1997, Phoenix had available to offset future federal taxable income, net operating loss carryforwards ("NOLs") of approximately $35.3 million which expire in varying amounts from 2002 through 2012. A portion of the NOLs may be subject to limitations as a result of provisions of the Internal Revenue Code of 1986, as amended, relating to changes in ownership and utilization of losses by successor entities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The names of the directors and executive officers of Phoenix and certain information about them is set forth below:

                    NAME                            AGE             Position
                    ----                            ---             --------
Thomas H. Bell(1)(3)(5)......................        50  Chairman of the Board and Director
James W. Gallaway(2).........................        57  Director
Merrill L. Magowan(2)(3).....................        59  Director
Wallace M. Hammond...........................        52  President, Chief Executive Officer and Director
David Singleton(1)(3)(4).....................        58  Director
Max E. Thornhill(2)(4).......................        65  Director
Charles C. McGettigan(1).....................        52  Director
J. Rex Bell(5)...............................        43  Senior Vice President
Jon Beizer...................................        32  Senior Vice President and Chief Financial Officer

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.
(3) Member of the Nominating Committee.
(4) Messrs. Singleton and Thornhill were elected to the Phoenix Board by the holders of Phoenix's Series F Preferred Stock. Effective in December, 1996, all of the Series F Preferred Stock was converted into Phoenix Common Stock. Messrs. Singleton and Thornhill tendered their resignations from the Phoenix Board, but the Phoenix Board elected not to accept such resignations.
(5) Thomas H. Bell, a director of Phoenix, and J. Rex Bell, Senior Vice President of Phoenix, are brothers. With the exception of that relationship, there are no other family relationships among officers or directors of Phoenix.

     Each director of the Company serves a one-year term.

     Thomas H. Bell is the founder of Phoenix. He has served as the Chairman of the Phoenix Board since its inception under the name Phoenix Telcom, Inc. in 1985, as Phoenix's Chief Executive Officer from 1985 to January 1992, and as President of Phoenix from 1985 to September 1990. Mr. Bell is also an independent consultant in the telecommunications industry. Mr. Bell is the brother of J. Rex Bell, Phoenix's Senior Vice President.

     James W. Gallaway has served as a director of Phoenix since July 1988. He was a founder, director from 1984 to 1988, and Vice President from 1983 to 1986, of Centex Telemanagement, Inc., a telecommunications company that resold local telephone service. Since 1980, he has been the chairman of the board of directors of Gallaway Enterprises, Inc., a telecommunications company. From February 1988 through December 1994, he served as a director and Vice President of StellarNet, Inc., an information management company in the health care industry. Mr. Gallaway is a U.S. Marine Corps Reserve (Retired) Colonel.

     Merrill L. Magowan became a director of Phoenix in September 1990. Since 1982, Mr. Magowan has been a principal of S F Associates, a California registered investment advisory firm (formerly known as Magowan Dirickson Investment Company). He is also currently a director of Nordeman Grimm (since
1975), an executive search consulting firm. From 1968 to 1986, he was a director of Safeway Stores, Inc., a retail grocery chain.

     Wallace M. Hammond joined Phoenix as Executive Vice President in February 1994. He was elected to the Phoenix Board and named President and Chief Operating Officer of Phoenix in May 1994. Mr. Hammond was elected Chief Executive Officer of Phoenix in December 1994. From 1992 to 1993, he was President and Chief Executive Officer of ANSCO & Associates, Inc., a telephone engineering and plant construction company. From 1979 to 1992, he was with BellSouth Communication Systems, Inc., a nationwide division of BellSouth Corporation involved in the customer premises equipment after-market, where he was promoted to Vice President-Operations in 1989.

     David Singleton has served as a director of Phoenix since October 1995. He was a founding director of WorldCom and served as a director of that company from 1983 to 1992. Mr. Singleton also serves as a director of Red Fox Environmental Services. Mr. Singleton has worked in personal and small business financial planning for 25 years and currently manages a private portfolio.

     Max E. Thornhill has served as a director of Phoenix since October 1995. He was a founding director of WorldCom and served as a director of that company from 1983 to September 1993. Mr. Thornhill is currently the owner and president of Mineral Resources, Inc., a company engaged in real estate development and oil and gas exploration and production.

     Charles C. McGettigan served as a director of Phoenix from November 1990 through December 1991 and was re-elected as a director in September 1996. He was a co-founder (in 1991) and presently is a general partner of Proactive Investment Managers, L.P., which is the general partner of Proactive Partners, L.P., a merchant banking fund. Mr. McGettigan was a co-founder (in 1988) and is a managing director of McGettigan, Wick & Co., Inc., an investment banking firm. From 1984 to 1988, he was a Principal, Corporate Finance, of Hambrecht & Quist, Incorporated. Prior to that, Mr. McGettigan was a Senior Vice President of Dillon, Read & Co. Inc. He currently serves on the boards of directors of digital dictation, inc.; I-Flow Corporation; Modtech, Inc.; NDE Environmental Corporation; Onsite Energy, Inc.; PMR Corporation; Sonex Research, Inc.; Wray-Tech Instruments, Inc.; and Cuisine Solutions, Inc.

     J. Rex Bell has been Senior Vice President of Phoenix since May 1993. From March 1991 to May 1993, he was Vice President of Operations. From January 1990 to March 1991, he held the position of Director of Marketing of Phoenix. Prior to joining Phoenix, Mr. Bell was a Senior Telecommunications Consultant from 1984 to 1990 for two California consulting firms, COMSUL, Ltd. and Robin & Dackerman, Inc. Between 1980 and 1984, he held management positions with MCI Communications and Cable and Wireless, Ltd. Mr. Bell is the brother of Thomas H. Bell, a director of Phoenix.

     Jon Beizer was promoted to Senior Vice President and Chief Financial Officer in March 1997. Since joining Phoenix in July 1992, he has held various management positions. Mr. Beizer holds an M.B.A. from Stanford University, where he attended from 1990 to 1992. Mr. Beizer worked from 1987 through 1990 as a consultant for Braxton Associates, a management consulting firm specializing in corporate strategy.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires Phoenix's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of Phoenix's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Phoenix Common Stock and other equity securities of Phoenix. Officers, directors and greater than ten percent (10%) Phoenix Stockholders are required by Commission regulation to furnish Phoenix with copies of all Section 16(a) forms they file.

     To Phoenix's knowledge, based solely on a review of the copies of such reports furnished to Phoenix and representations that no other reports were required, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     No cash fees are paid to directors for serving on the Phoenix Board. The members of the Phoenix Board are, however, eligible for reimbursement for their expenses incurred in connection with attendance at Phoenix Board and Committee meetings in accordance with Phoenix policy. Furthermore, each non-employee director of Phoenix also receives stock option grants under the 1992 Non-Employee Directors' Stock Option Plan (the "Phoenix 1992 Plan"), as described below. Directors who are employees of Phoenix are not eligible to participate in the Phoenix 1992 Plan, but are eligible to participate in the 1989 Stock Option Plan (the "Phoenix 1989 Plan"). See "--Compensation of Executive Officers--Stock Option Grants and Exercises."

     Option grants under the Phoenix 1992 Plan are non-discretionary. Each person who is elected or appointed on or after January 4, 1993 to be a non-employee director of Phoenix is automatically granted an option to purchase 10,000 shares of Phoenix Common Stock. In addition, on the first business day of each year thereafter, each non-employee director of Phoenix is automatically granted an option to purchase shares of Phoenix Common Stock (rounded to the nearest 100 shares) equal to the Proration Factor (as hereinafter defined) multiplied by the sum of (i) 10,000 and (ii) 2,500 multiplied by the number of full years such non-employee director has served in such capacity. The "Proration Factor" is a fraction, the numerator of which is the number of calendar days during the preceding year on which such person served as a non-employee director and the denominator of which is 365. No other options may be granted at any time under the Phoenix 1992 Plan. The exercise price of options granted under the Phoenix 1992 Plan is equal to the fair market value of the Phoenix Common Stock subject to the option on the date of grant. The number of options granted under the Phoenix 1992 Plan is subject to certain anti-dilution protections in favor of the participants, and options granted under the Phoenix 1992 Plan expire ten years from the date of grant. Options granted under the Phoenix 1992 Plan vest and become exercisable at the rate of one-sixteenth of the shares subject to such options per quarter for sixteen quarters following the date of the grant.

COMPENSATION OF EXECUTIVE OFFICERS

     Summary of Compensation.   The following table shows for the fiscal years
ending December 31, 1997, 1996 and 1995, compensation awarded or paid to, or earned by Phoenix's Chief Executive Officer and each other officer at December 31, 1997 who received total annual salary and bonus in excess of $100,000 for the years ended December 31, 1997 (the "Named Executive Officers"):

                       SUMMARY ANNUAL COMPENSATION TABLE

                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                                                         Awards
                                                                                  --------------------
                                                                                      SECURITIES
                                                                                      UNDERLYING
                                       YEAR ENDED      SALARY                         OPTIONS(1)/          ALL OTHER
NAME AND PRINCIPAL POSITION            DECEMBER 31     (1)($)        BONUS ($)        SARs(2) (#)       COMPENSATION(3)
---------------------------            -----------    --------       ---------    --------------------  ---------------
Mr. Wallace M. Hammond.............        1997        275,000        60,000                 --                1,000
 President and Chief Executive             1996        252,500        60,000            400,000                   --
 Officer                                   1995        203,511        67,451            300,000                2,320

Mr. Jeffrey L. Bailey(4)...........        1997        110,910            --                 --               28,905
                                           1996        137,934            --             60,000               23,499
                                           1995        129,219        15,193             50,000                2,320

Mr. J. Rex Bell....................        1997        126,600            --                 --                1,000
 Senior Vice President                     1996        127,721            --             50,000               15,427
                                           1995        117,657        15,193             50,000                2,320

Mr. Jon Beizer.....................        1997        149,166        40,000                 --               11,964
 Senior Vice President and Chief           1996        105,417            --            125,000               10,544
 Financial Officer                         1995         96,418            --             60,000                   --

(1) Includes amounts earned but deferred at the election of the executives. As permitted by Commission rules, no amounts are shown for certain perquisites, where such amounts do not exceed the lesser of 10% of bonus plus salary or $50,000.
(2) Repriced options treated as new grants. Phoenix has no stock appreciation rights (SARs).
(3) In each case, "All Other Compensation" includes $1,000 in matching Section 401(k) plan contributions made by Phoenix in 1995, $1,000 in 1996 and $1,000 in 1997. The balance in 1995 of the amount reported for each officer represents a reimbursement of parking expenses. In addition to a parking reimbursement, the balance of the amount reported for each officer in 1996 represents relocation expenses paid for the officers' move to Colorado from California. The balance of the amount reported in 1997 for (i) Mr. Bailey includes relocation expenses paid for Mr. Bailey's move to California from Colorado and unused vacation time payments and (ii) Mr. Beizer includes relocation expenses for Mr. Beizer's move to California from Colorado.
(4) Mr. Bailey resigned as Senior Vice President and Chief Financial Officer of Phoenix effective March 31, 1997. The amount reported as salary in 1997 includes $70,000 in severance payments made to Mr. Bailey.

     Employment Agreements.   Effective January 1, 1996, Phoenix and Mr. Hammond
entered into an employment agreement with a term beginning January 1, 1996 and ending December 31, 1998 which superseded the previous employment agreement between Phoenix and Mr. Hammond. Upon each annual anniversary of the agreement the term of the agreement is automatically extended by one year so as to continually extend the term of the agreement to include subsequent three year periods, unless sooner terminated as provided in the agreement. The employment agreement provides for a salary of $250,000 during 1996, $275,000 during 1997 and $300,000 during 1998 and each year thereafter for the duration of the agreement, unless otherwise increased at the discretion of Phoenix, in exchange for Mr. Hammond's services to Phoenix as President and Chief Executive Officer. The agreement further provides for an option grant in 1996 of 200,000 shares of Phoenix Common Stock vesting at the rate of 12,500 shares per calendar quarter and an annual bonus equal to 1% of Phoenix's earnings before interest, taxes, depreciation and amortization. In the event Mr. Hammond is terminated without cause, the employment agreement provides that he is to receive a severance amount equal to 18 months salary and bonus. Under terms of the employment agreement, should an acquisition of Phoenix or a similar corporate event constituting a "change of control" of Phoenix result in the termination of Mr. Hammond's employment with Phoenix, any unvested options held by Mr. Hammond will immediately vest. The Merger will constitute a change of control of Phoenix. However, in the Merger all options held by Mr. Hammond will terminate on the day preceding the consummation of the Merger. In the event Phoenix or Mr. Hammond terminates Mr. Hammond's employment as a result of an acquisition of Phoenix or a similar corporate event constituting a change of control of Phoenix, Mr. Hammond shall receive a severance amount equal to the salary he would have received had he remained employed for the then current three year term of the employment agreement. In either a termination of Mr. Hammond's employment without cause or the termination of his employment in the event of a change of control of Phoenix, the agreement provides that Mr. Hammond shall receive reimbursement from Phoenix for reasonable relocation expenses, not to exceed $20,000.

     Effective February 1, 1997, Phoenix and Mr. Beizer entered into an employment agreement with a term beginning February 1, 1997 and ending December 31, 1998. The employment agreement provides for an annual salary of $150,000 during the term of the agreement, unless otherwise increased at the discretion of Phoenix, in exchange for Mr. Beizer's services to Phoenix as Senior Vice President and Chief Financial Officer. The agreement further provides for an annual bonus equal to .75% of Phoenix's earnings before interest, taxes, depreciation and amortization. In the event Mr. Beizer is terminated without cause, the employment agreement provides that he is to receive a severance amount equal to the greater of 12 months salary or the balance of the salary for the full term of the agreement and all unvested options held by Mr. Beizer will immediately vest. Under terms of the employment agreement, should an acquisition of Phoenix or a similar corporate event constituting a "change of control" of Phoenix result in the termination of Mr. Beizer's employment with Phoenix, any unvested options held by Mr. Beizer will immediately vest and will be exercisable for a subsequent period of 36 months. The Merger will constitute a change of control of Phoenix. Mr. Beizer has agreed to forfeit his rights with regard to the options held by him and the options will terminate on the day preceding the consummation of the Merger. In the event Phoenix or Mr. Beizer terminates Mr. Beizer's employment as a result of an acquisition of Phoenix or a similar corporate event constituting a change of control of Phoenix, Mr. Beizer shall receive a severance amount equal to the greater of 18 months salary or the balance of the salary for the full term of the agreement. In either a termination of Mr. Beizer's employment without cause or the termination of his employment in the event of a change of control of Phoenix, the agreement provides that Mr. Beizer shall receive reimbursement from Phoenix for reasonable relocation expenses, not to exceed $20,000. Mr. Beizer has previously relocated and received reimbursement for such relocation. Mr. Beizer will not receive any additional reimbursement for relocation expenses as a result of the Merger.

     Payment of Severance to Messrs. Hammond and Beizer.   In the Merger
Agreement, Qwest has agreed to pay (or cause the Surviving Corporation to pay) all amounts then due to Wallace M. Hammond and Jon F. Beizer, respectively, pursuant to their respective employment agreements by reason of the occurrence of a change of control (as defined therein), subject in each case to all necessary withholdings, and Qwest has also agreed to pay, or cause the Surviving Corporation to pay, all reasonable out-of-pocket costs, fees and expenses of such persons (including, without limitation, the reasonable fees and disbursements to counsel and the expenses of litigation) incurred by them in connection with collecting such amounts. Pursuant to the employment agreements, the amounts payable to Mr. Hammond and Mr. Beizer are $875,000 (less any amounts paid to Mr. Hammond as salary after January 31, 1998, which is approximately $25,000 per month) and $225,000, respectively. Upon consummation of the Merger, Mr. Hammond and Mr. Beizer will also be paid approximately $26,538 and $10,800, respectively, in respect of accrued paid time off pursuant to the terms of their respective employment agreements.

     Stock Option Grants and Exercises.   Phoenix grants options to its
executive officers under the Phoenix 1989 Plan. As of December 31, 1997, options to purchase a total of 1,830,633 shares were outstanding under the Phoenix 1989 Plan and 1,084,395 shares remained available thereunder.

     For the fiscal year ended December 31, 1997 there were no options granted to the Named Executive Officers.

                        AGGREGATED 1997 YEAR-END OPTIONS

                                                                             NUMBER OF                VALUE OF UNEXERCISED
                                                                          SHARES UNDERLYING         IN-THE-MONEY OPTIONS
                                                                        UNEXERCISED OPTIONS AT       At December 31, 1997
                                   SHARES              VALUE              December 31, 1997 (#)              ($)(2)
                                 ACQUIRED ON          REALIZED      -----------------------------  --------------------------
Name                             EXERCISE (#)         ($)(1)         EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
----                           ---------------        -------       --------------  -------------  -----------  --------------
Jeffrey L. Bailey(3)......          110,000            244,375             110,000              0            0               0
Jon Beizer................           52,500             16,406              35,500         87,500            0               0
J. Rex Bell...............                0                  0             131,248         43,752            0               0
Wallace M. Hammond........           50,000             53,625             525,000        375,000            0               0


(1) Value realized is based on the fair market value of Phoenix Common Stock on the date of exercise minus the exercise price and does not necessarily indicate that the optionee sold such stock.
(2) Fair market value of Phoenix Common Stock at December 31, 1997 ($0.375) minus the exercise price of the options.
(3) Mr. Bailey resigned as Senior Vice President and Chief Financial Officer of Phoenix effective March 31, 1997.

COMPENSATION COMMITTEE REPORT/1/

     The Compensation Committee consists of Messrs. Thomas Bell, David Singleton and Charles McGettigan, all of whom are non-employee directors. The Compensation Committee is responsible for setting Phoenix's policies governing employee compensation, administering Phoenix's employee benefit plans and determining the compensation of Phoenix's executive officers. The Compensation Committee annually evaluates the performance, and determines the compensation, of the Chief Executive Officer and the other executive officers of Phoenix based upon a mix of the achievement of corporate goals, individual performance and comparisons with comparable companies. The Chief Executive Officer and other executive officers are not present during the discussion of their compensation.

     The Compensation Committee attempts to design compensation policies that will attract and retain the highest quality executives and will reward them for Phoenix's progress towards its long-term goal of increasing corporate revenue and attaining profitability in line with averages for companies within the telecommunications industry. The Compensation Committee considers a variety of factors, both personal and corporate, in evaluating Phoenix's executive officers and making its compensation decisions. These include the compensation paid by comparable companies to individuals in comparable positions, the individual contributions of each officer to Phoenix, and, most importantly, the progress of Phoenix toward its long-term objectives. As Phoenix has progressed the measures of this progress have changed, and the Compensation Committee expects them to continue to change.

     The Compensation Committee has determined that the stock options granted under the Phoenix 1989 Plan, as amended, with an exercise price at least equal to the fair market value of Phoenix Common Stock on the date of grant generally shall be treated as "incentive stock options" as that term is defined in Section 422 of the Code.

     Executive Officer Compensation.   Phoenix's executive officer compensation
program is comprised of base salary, annual cash incentive compensation in the form of a bonus and long-term incentive compensation in the form of stock option grants at current market prices.

------------------------

/1/ The material in this report is not "soliciting material," is not deemed filed with the Commission and is not to be incorporated by reference in any filing of Phoenix under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

     Base Salary.   In establishing base salaries, the Compensation Committee
first considers a number of surveys of compensation levels at comparably-sized companies in comparable industries, including companies in the telecommunications industries. The companies included in the surveys are not necessarily the same as the companies included in the market indices included in the performance graph in this Annual Report.

     Based on the data generated in the surveys, the Compensation Committee then sets a target base salary level applicable to all executive officers. The Compensation Committee then considers the level of responsibility, experience and contributions of each executive officer. The Compensation Committee then sets each officer's base salary taking into account the target salary and the Compensation Committee's evaluation of individual performance.

     Annual Cash Incentive Bonus.   There were no formal cash incentive bonus
programs in place for executive officers during 1995, 1996 or 1997. Under the terms of the employment agreements described above in "--Compensation of Executive Officers," Wallace M. Hammond and Jon Beizer are entitled to receive bonuses based on Phoenix's operating results. As a result of Phoenix achieving profitable operating results in the first, second and third quarters of 1995, executive officers received a total of $24,439 in cash bonuses in 1995 relating to Phoenix's 1995 performance. Phoenix did not achieve profitable operating results during 1996 or 1997, and, accordingly, no performance bonuses were declared with respect to such fiscal years.

     Stock Option Grants.   Phoenix grants stock options to its executive
officers in order to provide long-term incentives to executive officers and align executive officer and stockholder long-term interests by creating a direct link between executive compensation and stockholder return. Stock options are granted at an option price equal to the fair market value of Phoenix Common Stock on the date of grant. In order to facilitate long-term incentives through the option grants, options are generally subject to ratable vesting over four years.

     Executive officer awards are subjectively determined by the Compensation Committee after considering stock option grant data taken from the compensation surveys referred to above, as well as the level of responsibility, experience and contributions of each executive officer. In determining the size of individual grants, the Compensation Committee also considers the number of shares subject to options previously granted to each executive officer, including the number of such shares that have vested and that remain unvested.

     Chief Executive Officer Compensation.   In determining Mr. Hammond's
compensation package for 1995, Phoenix relied on a report prepared by an independent executive compensation consulting firm which examined compensation packages of chief executive officers and presidents of comparable companies. In determining Mr. Hammond's compensation package for 1996, Phoenix relied on an update to the report prepared in 1995 by the independent executive compensation consulting firm. In determining Mr. Hammond's compensation package for 1997, Phoenix relied on the reports previously prepared by the independent executive compensation consulting firm.

     Option Repricing.   The Compensation Committee has from time to time
approved the repricing of option grants to employees, including executive officers, based upon the Compensation Committee's determination of the value of the employee's contribution to Phoenix. The intent of these repricings has been to align the option exercise price with the fair market value of the underlying Phoenix Common Stock as determined by the marketplace.

                                  Thomas H. Bell
                                  David Singleton
                                  Charles C. McGettigan


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Thomas H. Bell, who is Chairman of the Board of Phoenix and a member of the Compensation Committee, was the Chief Executive Officer of Phoenix from inception through January 1992 and of its predecessor from inception to 1989. Mr. Bell was Phoenix's President from inception through September 1990 and the President of its predecessor from 1985 to 1989. Under the terms of an agreement between Phoenix and Mr. Bell, Mr. Bell is enrolled in Phoenix's health benefits plans and Phoenix pays Mr. Bell's premiums which amounted to $3,994.00 in 1997.

PERFORMANCE MEASUREMENT COMPARISON(1)(2)(3)

     The following chart shows the CRSP Total Return Index from December 31, 1992 to December 31, 1997 for (i) Phoenix Common Stock, (ii) Nasdaq Stock Market (US Companies) and (iii) Nasdaq Telecommunications Stocks. All values assume reinvestment of the full amount of all dividends.


           COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN ON INVESTMENT

                             [GRAPH APPEARS HERE]

                                       12/31/92   12/31/93   12/30/94   12/29/95   12/31/96   12/31/97
    Phoenix Network, Inc.                 100.0      600.0      211.1      322.2      300.0       33.3
    Nasdaq Stock Market (US Companies)    100.0      114.8      112.2      158.7      195.2      239.5
    Nasdaq Telecommunications Stocks
    SIC 4800-4899 US & Foreign            100.0      154.2      128.7      168.5      172.3      254.5



(1) This Section is not "soliciting material," is not deemed filed with the Commission and is not to be incorporated by reference in any filing of Phoenix under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
(2) The CRSP Total Return on investment (change in month end stock price plus reinvested dividends) for Phoenix, the CRSP Total Return for The NASDAQ Stock Market (US Companies) and the CRSP Total Return Index for NASDAQ Telecommunications Stocks based on December 31, 1992 = 100.
(3) Phoenix Common Stock was traded in the over-the-counter market from Phoenix's initial public offering in 1983 and was quoted on the NASDAQ system under the Symbol "PHXN" from October 24, 1989 through October 4, 1993. On October 5, 1993, Phoenix changed its listing to the American Stock Exchange and began trading under the symbol "PHX".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                     BENEFICIAL OWNERSHIP OF PHOENIX STOCK

     The following table sets forth certain information regarding the beneficial ownership of Phoenix Common Stock as of February 9, 1997 by: (i) each director;
(ii) each executive officer named above; (iii) all executive officers and directors of Phoenix as a group; and (iv) all those known by Phoenix to be beneficial owners of more than five percent (5%) of any class of its voting securities. Unless otherwise indicated, Phoenix believes that each of the persons indicated below has sole voting and investment power with respect to the shares owned by such person subject to community property laws where applicable.

                                                                                AMOUNT AND NATURE       PERCENT
                                                                                  OF BENEFICIAL     OF OUTSTANDING
                                                                                    Ownership          Shares(1)
                                                                                -----------------  -----------------
5% Stockholders(2):
Global Capital Management Inc.
 601 Carlson Parkway, Suite 200
 Minnetonka, MN 55305.........................................................          2,364,900            6.58%
Proactive Investment Managers, L.P.(3)(4)
 50 Osgood Place
 San Francisco, CA 94133......................................................          1,864,760            5.16%

DIRECTORS AND EXECUTIVE OFFICERS:
Wallace M. Hammond(3).........................................................            591,534            1.62%
J. Rex Bell(3)................................................................            234,374               *
Jon F. Beizer(3)..............................................................             42,375               *
Thomas H. Bell(3).............................................................          2,752,056            7.65%
James W. Gallaway(3)..........................................................            502,205            1.39%
Merrill L. Magowan(3).........................................................            143,837               *
Charles C. McGettigan(3)......................................................             52,726               *
David Singleton(3)............................................................            193,792               *
Max E. Thornhill(3)(5)........................................................          1,136,527            3.15%
All directors and executive officers as a group (9 persons)(3)................          5,649,426           15.26%

*   Less than one percent.
(1) Percentage of ownership is based on 35,898,958 shares of Phoenix Common Stock outstanding as of February 9, 1997.
(2) Pursuant to the Voting Agreements, Qwest has voting control of approximately 21% of the outstanding shares of Phoenix Common Stock.
(3) Includes shares of Phoenix Common Stock which certain principal stockholders, directors and officers of Phoenix have the right to acquire within 60 days after the date of this table pursuant to outstanding options and warrants as follows: Proactive Investment Managers, L.P., 4,250; Proactive Partners, L.P., 200,225 shares; Fremont Proactive Partners, L.P., 2,000 shares; Wallace M. Hammond, 575,000 shares; J. Rex Bell, 134,374 shares; Jon F. Beizer, 42,375 shares; Thomas H. Bell, 48,000 shares; James
    W. Gallaway, 131,655 shares; Merrill L. Magowan, 118,218 shares; Charles C. McGettigan, 24,000 shares; David Singleton, 23,112 shares; and Max E. Thornhill, 125,112 shares.
(4) Includes only shares held of record by Proactive Investment Managers, L.P. ("PIM"), Proactive Partners, L.P. ("PP") and Fremont Proactive Partners, L.P. ("FPP"), each California limited partnerships. The general partner of PP and FPP is PIM, of which Messrs. Charles McGettigan, Myron A. Wick III, Jon Gruber and J. Patterson McBaine are general partners. Messrs. Wick, Gruber and McBaine own of record 103,510, 45,840 and 19,460 shares of Phoenix Common Stock, respectively. In addition, Messrs. McGettigan and Wick hold options to purchase 24,000 and 28,000 shares of Phoenix Common Stock, respectively, that are exercisable within 60 days of the date of this table. Myron A. Wick III is the trustee of the Myron A. Wick III Trust. The Myron
    A. Wick III Trust owns of record 28,726 shares of Phoenix Common Stock. Messrs. Gruber and McBaine are also general partners of Lagunitas Partners, L.P., an entity that holds 721,334 shares of Phoenix Common Stock, as well as a warrant, exercisable within 60 days of the date of this table, to purchase an additional 12,000 shares of Phoenix Common Stock. Messrs. Gruber and McBaine are also directors and/or general partners of several entities that may own nominal amounts of Phoenix Common Stock. Due to these relationships, PIM may be deemed to beneficially own some or all of the shares of the capital stock of Phoenix held of record or beneficially by such persons and/or companies.
(5) Does not include 525,875 and 220,700 shares of Phoenix Common Stock held of record by Bonnie P. Thornhill, Mr. Thornhill's wife, and the Max E. & Bonnie
    P. Thornhill Foundations, respectively. Mr. Thornhill disclaims beneficial ownership of such shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEMNIFICATION AGREEMENTS

     Phoenix has entered into indemnity agreements with certain officers and directors which provide, among other things, that Phoenix will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings to which he is or may be made a party by reason of his position as a director, officer or other agent of Phoenix, and otherwise to the fullest extent permitted under Delaware law and Phoenix's bylaws.

     In connection with the acquisition of AmeriConnect, Inc., Phoenix agreed to maintain all rights to indemnification existing on the date of the merger agreement between Phoenix, Phoenix Merger Corp. and AmeriConnect, Inc. in favor of the former directors and officers of AmeriConnect, Inc. and agreed that the certificate of incorporation and bylaws of AmeriConnect, Inc., as a subsidiary of Phoenix, would not be amended to reduce or limit such rights. In addition, Phoenix agreed that AmeriConnect, Inc. will indemnify to the fullest extent possible under its certificate of incorporation, its bylaws and applicable law the present and former directors of AmeriConnect, Inc. against all losses, damages, liabilities or claims made against them arising from their service in such capacities prior to and including the effective time of the acquisition of AmeriConnect, Inc. by Phoenix, to at least the same extent as such persons were required to be indemnified pursuant to AmeriConnect Inc.'s certificate of incorporation and bylaws prior to the acquisition of AmeriConnect, Inc. by Phoenix. Phoenix also agreed, with respect to matters occurring prior to the effective time of the acquisition of AmeriConnect, Inc. by Phoenix, that AmeriConnect, Inc. will cause to be maintained in effect for three years from the effective time of acquisition, directors' and officers' liability insurance providing at least the same coverage with respect to AmeriConnect, Inc.'s present and former officers and directors as the policies maintained by or on behalf of AmeriConnect, Inc. on the date of the merger agreement between Phoenix, Phoenix Merger Corp. and AmeriConnect, Inc. containing terms and conditions which are substantially similar thereto, to the extent such insurance is currently available on commercially reasonable terms with respect to such matters.

ACQUISITION OF ACI

     In January 1996, Phoenix acquired from Van Essen all of the outstanding shares of ACI, a Golden, Colorado facilities-based reseller of long distance service. Consideration for the transaction was in the form of $4.0 million in cash, 2,800,000 shares of Phoenix Common Stock valued at $10.5 million and the issuance of a long-term note in the amount of $1.3 million (the "Van Essen Note"). As a result of the transaction and her subsequent sale of certain shares of Phoenix Common Stock, Van Essen held approximately 1,488,900 shares of Phoenix Common Stock or 4.1% of the Phoenix Common Stock outstanding as of January 27, 1998.

     On January 16, 1998, Phoenix failed to make a scheduled payment under the Van Essen Note and is currently in default thereon. On January 17, 1998, Phoenix received a notice from Van Essen declaring a default under the Van Essen Note and notifying Phoenix that if the scheduled payment is not received by February 2, 1998, the entire unpaid principal balance of the Van Essen Note will become due and payable and that Van Essen will pursue all remedies available to her. Phoenix has not made the scheduled payment and currently does not have sufficient cash to make the scheduled payment.

PREFERRED STOCK CONVERSIONS

     The remaining holders of Phoenix's Series A, B and D Preferred Stock converted such Preferred Stock into Phoenix Common Stock during the first eight months of 1997. Messrs. Magowan and McGettigan, directors of Phoenix, and certain of their affiliates were the holders of shares of such Phoenix Preferred Stock.

INVESTMENT BANKING SERVICES

     Charles C. McGettigan, a director of Phoenix, is a Managing Director of McGettigan, Wick & Co., Inc. ("McGettigan Wick"). Phoenix entered into an agreement with McGettigan Wick on August 11, 1997 pursuant to which McGettigan Wick was engaged by Phoenix to provide advice and counsel to the Phoenix Board regarding the financial terms of the then proposed business combination of Phoenix and Midcom. In exchange for such services, McGettigan Wick was to receive a fee of $125,000 only if the business combination with Midcom was consummated. Since the Midcom merger was aborted, Phoenix did not pay such fee to McGettigan Wick. Phoenix has agreed, however, to pay McGettigan Wick $125,000 for past services rendered and for providing advice and counsel to the Phoenix Board regarding the financial terms of the Merger if the Merger is consummated.

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following documents are filed as part of this Annual Report on Form 10-
K:

     (a) Financial Statements: The financial statements and schedule filed as part of this report are set forth following page F-1 of this report.

     (b) Reports on Form 8-K:   None

     (c) Exhibits:


          2.1 -- Amended and Restated Agreement and Plan of Merger dated as of December 31, 1997 among Phoenix Network, Inc., Qwest Communications International Inc. and Qwest 1997-5 Acquisition Corp.(1)
          3.1 -- Restated Certificate of Incorporation of the Company, as amended (15)
          3.2 -- Bylaws of the Company(2)
         10.1 -- 1989 Stock Option Plan(3)
         10.2 -- Forms of option grant pursuant to the 1989 Stock Option Plan(4)
         10.3 -- 1992 Non-Employee Directors' Stock Option Plan, as Amended(5)
         10.4 -- Form of option grant pursuant to the 1992 Non-Employee Directors' Stock Option Plan(5)
         10.5 -- Series A Preferred Stock Purchase Agreement dated as of August 17, 1990(6)
         10.6 -- Series B Preferred Stock Purchase Agreement dated as of December 27, 1991 with List of Purchasers(7)
         10.7 -- Series D Preferred Stock Purchase Agreement dated as of December 15, 1992(5)
         10.8 -- Sublease and Consent between the Company and Richard Goldman & Co. relating to the premises at One Maritime Plaza, San Francisco, CA(6)
         10.9 -- Amended and Restated Loan and Security Agreement, among the Company, Phoenix Network Acquisition Corp., AmeriConnect, Inc. and Foothill Capital Corporation, dated September 26, 1995 (the "Original Foothill Agreement")(8)
        10.10 -- Amendment Number One to the Original Foothill Agreement, dated October 17, 1996(8)
        10.11 -- Amendment Number Two to the Original Foothill Agreement, dated December 23, 1996(8)
        10.12 -- Amendment Number Three to the Original Foothill Agreement, dated March 12, 1997(8)
        10.13 -- Amendment Number Four to the Original Foothill Agreement, dated March 28,1997(9)
        10.14 -- Amendment Number Six to the Original Foothill Agreement, dated September 1, 1997
        10.15 -- Amendment Number Seven to the Original Foothill Agreement, dated December 12, 1997
        10.16 -- Amendment Number Eight to the Original Foothill Agreement, dated December 31, 1997
        10.17 -- Amendment Number Nine to the Original Foothill Agreement, dated February 2, 1997
        10.18 -- Office Lease Agreement with Itel Rail Corporation, dated June 8, 1994(10)
        10.19 -- Stockholders Agreement, dated October 20, 1995(11)
        10.20 -- Series F Preferred Stock and Warrant Purchase Agreement, dated October 20, 1995(11)
        10.21 -- Communications Services Agreement, between the Company and US ONE Communications Corp., dated May 22, 1996 (the "Original US ONE Agreement")(12)
        10.22 -- Amendment No. 1 to the Original US ONE Agreement, dated October 11, 1996(8)
        10.23 -- Amendment No. 2 to the Original US ONE Agreement, dated October 11, 1996(8)
        10.24 -- Amendment No. 3 to the Original US ONE Agreement, dated January 3, 1997(8)
        10.25 -- Amendment No. 4 to the Original US ONE Agreement, dated December 30, 1996(8)
        10.26 -- Amendment No. 5 to the Original US ONE Agreement, dated March 26, 1997(8)
        10.27 -- Amendment No. 6 to the Original US ONE Agreement, dated June 21, 1997(9)
        10.28 -- Telecommunications Services Agreement, between the Company and Comdisco Disaster Recovery Services, a Division of Comdisco, Inc., dated March 25, 1996(12)
        10.29 -- Employment Agreement, between the Company and Wallace M. Hammond, dated January 1, 1996(8)
        10.30 -- Employment Agreement, between the Company and Jon Beizer, dated February 1, 1997(9)
        10.31 -- Warrant to Purchase 200,000 Shares of Common Stock issued to Foothill Capital Corporation, dated as of March 12, 1997(13)
        10.32 -- Convertible Preferred Stock Purchase Agreement between Phoenix Network, Inc. and JNC Opportunity Fund Ltd., dated as of March 31, 1997(14)

        10.33 -- Registration Rights Agreement between Phoenix Network, Inc. and JNC Opportunity Fund Ltd., dated as of March 31, 1997(14)
        10.34 -- Form of Warrant dated April 4, 1997, issued to Wharton Capital Partners, Ltd. and Keith A. Rhodes and exercisable for 50,000 and 10,000 shares of common stock, respectively.
        10.35 -- Convertible Preferred Stock Purchase Agreement between Phoenix Network, Inc. and JNC Opportunity Fund Ltd., dated as of July 17, 1997(15)
        10.36 -- Registration Rights Agreement between Phoenix Network, Inc. and JNC Opportunity Fund Ltd., dated as of July 17, 1997(15)
        10.37 -- Form of Warrant issued to (i) JNC Opportunity Fund Ltd., Wharton Capital Partners Ltd. and Keith A. Rhodes, exercisable for 45,000, 19,000 and 3,500 shares of common stock, respectively, and dated July 17, 1997 and (ii) JNC Opportunity Fund Ltd., Wharton Capital Partners Ltd. and Keith A. Rhodes, exercisable for 30,000, 11,000 and 4,000 shares of common stock, respectively, and dated July 23, 1997.
         11.1 -- Computation of earnings per share(16)
         18.1 -- Letter re change in accounting principles(17)
         21.1 -- Subsidiaries of Phoenix Network, Inc.(8)
         23.1 -- Consent of Grant Thornton LLP
         27.1 -- Financial Data Schedule
 __________

  (1) Filed as Exhibit 2 to the Registration Statement on Form S-4 of Qwest Communications International Inc. declared effective on February 12, 1998 (File No. 333-46145) and included as Exhibit A to the Proxy Statement/Prospectus included as part of such Registration Statement and incorporated herein by reference.
  (2) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (file no. 333-20923), as filed with the Commission on January 31, 1997, and amended on Form S-3/A on February 12, 1997, and incorporated herein by reference.
  (3) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1990, and incorporated herein by reference.
  (4) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1990, and incorporated herein by reference.
  (5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
  (6) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1990, and incorporated herein by reference.
  (7) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the transition period ended December 31, 1991, and incorporated herein by reference.
  (8) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996, and incorporated herein by reference.
  (9) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.
  (10) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference.
  (11) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.
  (12) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.
  (13) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.
  (14) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (file no. 333-26023), as filed with the Commission on April 29, 1997, and amended on Forms S-3/A on June 18, 1997 and June 27, 1997, and incorporated herein by reference.
  (15) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (file no. 333-33091), as filed with the Commission on August 7, 1997, and amended on Form S-3/A on September 12, 1997, and incorporated herein by reference.
  (16) This data appears in the Consolidated Statement of Operations included in the Company's Consolidated Financial Statements.
  (17) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PHOENIX NETWORK, INC.

                                  By:   /s/  WALLACE M. HAMMOND
                                     --------------------------
                                  Wallace M. Hammond
                                  Chief Executive Officer

Date: March 9, 1998

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          SIGNATURE                             Title                             Date
          ---------                             -----                             ----

/s/  THOMAS H. BELL                    Chairman of the Board                   March 9, 1998
-------------------                    and Director
Thomas H. Bell

/s/  WALLACE M. HAMMOND                President, Chief Executive              March 9, 1998
-----------------------                Officer (Principal
Wallace M. Hammond                     Executive Officer) and
                                       Director

/s/ JON BEIZER                         Senior Vice President,                  March 9, 1998
--------------                         Chief Financial Officer
Jon Beizer                             (Principal Financial and
                                       Accounting Officer)

/s/  JAMES W. GALLAWAY                 Director                                March 9, 1998
----------------------
James W. Gallaway

/s/  MERRILL L. MAGOWAN                Director                                March 9, 1998
-----------------------
Merrill L. Magowan

/s/  CHARLES C. MCGETTIGAN             Director                                March 9, 1998
--------------------------
Charles C. McGettigan

/s/ MAX E. THORNHILL                   Director                                March 9, 1998
--------------------
Max E. Thornhill

/s/  DAVID SINGLETON                   Director                                March 9, 1998
--------------------
David Singleton


                     CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                             PHOENIX NETWORK, INC.
                                AND SUBSIDIARIES

                        December 31, 1995, 1996 and 1997

                             REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Phoenix Network, Inc.


We have audited the accompanying consolidated balance sheets of Phoenix Network, Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Network, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements as of December 31, 1997 and 1996, have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained substantial losses from operations in recent years and has continually used, rather than provided, cash in its
operations.   Such losses, and other items discussed in note B, raise
substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters are also discussed in note B.



GRANT THORNTON LLP


Denver, Colorado
February 19, 1998

                     Phoenix Network, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                                                         1996           1997
                                                                     ------------   ------------
                       ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $  1,548,061   $    447,983
  Accounts receivable, net of allowance for doubtful accounts
   of $3,600,830 in 1996 and $1,280,444 in 1997                        14,419,829      9,623,721
  Prepaid carrier costs                                                         -      1,274,790
  Deferred commissions                                                    969,940        405,329
  Other current assets                                                    686,271        459,808
                                                                     ------------   ------------
      Total current assets                                             17,624,101     12,211,631

Furniture, equipment and data processing systems - at cost,
  less accumulated depreciation of $2,495,701 in 1996 and
  $3,479,973 in 1997                                                    5,522,771      3,078,020
Deferred commissions                                                      414,873         71,617
Customer acquisition costs, less accumulated amortization
  of $3,145,245 in 1996 and $4,664,092 in 1997                          2,725,275      1,177,043
Goodwill, less accumulated amortization of $1,059,613
  in 1996 and $2,049,731 in 1997                                       18,553,332     17,816,119
Other assets                                                              953,831        779,245
                                                                     ------------   ------------

                                                                     $ 45,794,183   $ 35,133,675
                                                                     ============   ============
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of capital lease                                $          -   $    140,635
  Current maturities of note payable to stockholder                             -      1,388,206
  Current maturities of note payable to finance company                   444,839        483,283
  Note payable to vendor                                                1,161,148              -
  Line of credit - finance company                                      4,698,645      6,663,349
  Accounts payable                                                     16,686,690     14,533,446
  Accrued liabilities                                                   2,418,627      1,842,685
                                                                     ------------   ------------
      Total current liabilities                                        25,409,949     25,051,604

LONG-TERM DEBT
  Note payable to stockholder                                           1,388,206              -
  Note payable to finance company, less current maturities                824,306        355,364
  Capital lease, less current maturities                                        -         30,464

COMMITMENTS AND CONTINGENCIES                                                   -              -

STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value, authorized 5,000,000 shares, issued and outstanding 546,458 in 1996 and 39,500 in 1997, liquidation preference aggregating $3,368,020 and $808,181
   at December 31, 1996 and 1997, respectively                                546             39
  Common stock - $.001 par value, authorized 50,000,000 shares,
   issued 25,851,894 in 1996 and 33,575,902 in 1997                        25,851         33,576
  Additional paid-in capital                                           45,225,554     52,587,282
  Accumulated deficit                                                 (27,077,707)   (42,922,132)
  Treasury stock - 1,300 common shares at cost                             (2,522)        (2,522)
                                                                     ------------   ------------
                                                                       18,171,722      9,696,243
                                                                     ------------   ------------

                                                                     $ 45,794,183   $ 35,133,675
                                                                     ============   ============

The accompanying notes are an integral part of these statements.

                     Phoenix Network, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year ended December 31,


                                                    1995          1996           1997
                                                ------------  -------------  -------------

Revenue                                         $75,854,969   $ 99,307,277   $ 76,947,454
Cost of revenue                                  53,775,779     73,438,757     57,195,121
                                                -----------   ------------   ------------

           Gross profit                          22,079,190     25,868,520     19,752,333

Selling, general and administrative expenses     22,323,202     31,114,723     25,940,774
Depreciation and amortization                     1,125,563      4,357,720      3,972,924
Relocation expenses                                       -      1,133,158              -
Acquisition expenses                                      -      1,308,634        513,457
Loss on abandonment of fixed assets               1,019,648         15,238      3,260,204
Aborted bond offering expenses                            -        246,083              -
                                                -----------   ------------   ------------
                                                 24,468,413     38,175,556     33,687,359
                                                -----------   ------------   ------------

           Operating loss                        (2,389,223)   (12,307,036)   (13,935,026)

Other income (expense)
   Interest income                                  103,125         84,627         70,518
   Interest expense                                (260,639)      (625,817)    (1,091,489)
   Miscellaneous income (expense)                    (6,767)         4,264         11,013
                                                -----------   ------------   ------------

           Loss before income taxes              (2,553,504)   (12,843,962)   (14,944,984)

Income tax expense                                 (500,000)             -              -
                                                -----------   ------------   ------------

           Net loss                             $(3,053,504)  $(12,843,962)  $(14,944,984)

Net loss attributable to common shares
   Net loss                                     $(3,053,504)  $(12,843,962)  $(14,944,984)
   Preferred dividends                             (594,381)    (1,206,042)      (179,126)
                                                -----------   ------------   ------------

                                                $(3,647,885)  $(14,050,004)  $(15,124,110)
                                                ===========   ============   ============

Basic loss per common share                          $(0.24)        $(0.68)        $(0.52)
                                                ===========   ============   ============

Weighted average common shares                   15,335,268     20,673,276     28,951,196
                                                ===========   ============   ============




The accompanying notes are an integral part of these statements.

                     Phoenix Network, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Three years ended December 31, 1997

                                                                   Additional
                                           Preferred     Common      paid-in     Accumulated   Treasury
                                             stock       stock       capital       deficit       stock
                                           ---------   ----------  -----------  ------------   --------

Balance at January 1, 1995                 $   1,622   $   13,825  $14,227,069  $ (9,728,142)  $ (2,522)

  Exercise of stock options and
   warrants                                        -          418      525,914             -          -
  Conversion of preferred
   stock into common stock                        (4)          24        7,200        (7,220)         -
  Issuance of common stock,
   net of expenses                                 -        2,685    6,314,779             -          -
  Issuance of preferred stock,
   net of expenses, and
   conversion of Series E and
   Series F                                    1,119            -   11,071,674             -          -
  Preferred dividends                              -            -            -      (187,288)         -
  Net loss                                         -            -            -    (3,053,504)         -
                                           ---------   ----------  -----------  ------------   --------

Balance at December 31, 1995                   2,737       16,952   32,146,636   (12,976,154)    (2,522)

  Exercise of stock options and
   warrants                                        -          792    1,327,243             -          -
  Conversion of preferred
   stock into common stock                    (2,191)       5,307    1,254,475    (1,257,591)         -
  Issuance of common stock in
   connection with a business
   acquisition                                     -        2,800   10,497,200             -          -
  Net loss                                         -            -            -   (12,843,962)         -
                                           ---------   ----------  -----------  ------------   --------

Balance at December 31, 1996                     546       25,851   45,225,554   (27,077,707)    (2,522)

  Exercise of stock options
   and warrants                                    -          942      921,563             -          -
  Conversion of preferred
   stock into common stock                      (782)       6,783      893,440      (899,441)         -
  Issuance of preferred stock                    275            -    5,224,725             -          -
  Issuance of 200,000 common
   stock purchase warrants                         -            -      322,000             -          -
  Net loss                                         -            -            -   (14,944,984)         -
                                           ---------   ----------  -----------  ------------   --------

Balance at December 31, 1997               $      39      $33,576  $52,587,282  $(42,922,132)  $ (2,522)
                                           =========   ==========  ===========  ============   ========

The accompanying notes are an integral part of this statement.

                     Phoenix Network, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,


                                                                1995            1996           1997
                                                            -------------  --------------  -------------
Cash flows from operating activities
  Cash received from customers                              $ 72,103,864   $  98,612,681   $ 78,250,720
  Interest received                                               83,227          84,627         70,518
  Cash paid to suppliers and employees                       (73,638,371)   (102,047,484)   (82,823,340)
  Interest paid                                                 (259,919)       (625,817)    (1,091,489)
  Cash paid for income taxes                                      (3,340)         (2,245)             -
                                                            ------------   -------------   ------------
            Net cash used in operating activities             (1,714,539)     (3,978,238)    (5,593,591)

Cash flows from investing activities
  Note receivable - director/shareholder                          (3,000)              -              -
  Purchases of furniture, equipment and data
   processing systems                                           (589,419)     (3,620,989)    (1,652,566)
  Notes receivable - agents                                      (23,115)              -              -
  Payments on agents notes receivable                             70,900               -              -
  Customer base acquisitions                                  (1,553,238)       (468,002)             -
  Business acquisitions, net of cash acquired                 (4,692,153)     (4,085,093)             -
  Additions to goodwill                                                -               -       (252,907)
                                                            ------------   -------------   ------------

            Net cash used in investing activities             (6,790,025)     (8,174,084)    (1,905,474)

Cash flows from financing activities
  Proceeds from issuance of common stock, net of
   offering costs                                              6,317,464               -              -
  Proceeds from issuance of preferred stock, net of
   offering costs                                             11,072,793               -      5,225,000
  Proceeds from notes payable to bank and finance company      6,143,950       6,060,358      3,575,000
  Payments on notes payable to bank and finance company       (8,686,625)       (134,036)    (2,040,794)
  Payments on note payable to vendor                                   -      (1,851,977)    (1,161,148)
  Payments on capital lease obligation                                 -               -       (121,576)
  Preferred stock dividends                                     (187,288)              -              -
  Proceeds from exercise of options and warrants                 526,332       1,328,035        922,505
                                                            ------------   -------------   ------------
            Net cash provided by financing activities         15,186,626       5,402,380      6,398,987
                                                            ------------   -------------   ------------

            NET INCREASE (DECREASE) IN CASH                    6,682,062      (6,749,942)    (1,100,078)

Cash and cash equivalents at beginning of year                 1,615,941       8,298,003      1,548,061
                                                            ------------   -------------   ------------

Cash and cash equivalents at end of year                    $  8,298,003   $   1,548,061   $    447,983
                                                            ============   =============   ============

The accompanying notes are an integral part of these statements.

                     Phoenix Network, Inc. and Subsidiaries

                            Year ended December 31,

                                                               1995          1996           1997
                                                           ------------  -------------  -------------
Reconciliation of net loss to net cash provided
  by (used in) operating activities
   Net loss                                                $(3,053,504)  $(12,843,962)  $(14,944,984)
   Adjustments to reconcile net loss to
    net cash used in operating activities
      Provision for doubtful accounts                        2,689,250      3,147,077      3,407,842
      Abandonment of fixed assets                            1,019,648         15,238      3,260,204
      Depreciation and amortization                          1,125,563      4,357,720      3,972,924
      Deferred taxes                                           500,000              -              -
      Changes in assets and liabilities
       Accounts receivable                                  (3,751,105)      (959,900)     1,388,266
       Deferred commissions                                 (1,467,519)     1,718,450        907,867
       Prepaid carrier costs                                         -              -     (1,274,790)
       Other current assets                                   (163,740)      (217,473)       226,464
       Other assets                                                511        (67,893)       191,802
       Accounts payable and accrued liabilities              1,386,357        872,505     (2,729,186)
                                                           -----------   ------------   ------------

          Net cash used in operating activities            $(1,714,539)  $ (3,978,238)  $ (5,593,591)
                                                           ===========   ============   ============

Noncash financing and investing activities
------------------------------------------

   Conversion of preferred stock into common stock         $     7,224   $  1,259,782   $    900,223
   Capital lease obligation                                          -              -        292,675
   Noncash components of consideration issued
    in connection with business combination
      Common stock                                                   -     10,500,000              -
      Note payable to stockholder                                    -      1,388,206              -
      Assumption of net liabilities                                  -      1,603,576              -

The accompanying notes are an integral part of these statements.

                     Phoenix Network, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - DESCRIPTION OF COMPANY AND SUMMARY OF ACCOUNTING POLICIES

  Phoenix Network, Inc. ("Phoenix" or the "Company") was a switchless reseller of long distance telecommunication services marketing primarily to small- to medium-sized commercial accounts located throughout the United States. Effective January 1, 1996, as a result of the acquisition of Automated Communications, Inc. ("ACI"), the Company became a facilities based reseller. The Company provides its customers with long distance services utilizing the networks of facilities-based carriers such as AT&T Corporation, MCI Communications Corporation, Sprint Communications, L.P., Frontier Corp., WorldCom, Inc. (formerly Wiltel, Inc.) and others, who handle the actual transmission services. The carriers bill Phoenix at contractual rates for the combined usage of Phoenix's customers utilizing their network. Phoenix then bills its customers individually at rates established by Phoenix.

  The following is a summary of the Company's significant accounting policies applied in the preparation of the accompanying consolidated financial statements.

  Principles of Consolidation
  ---------------------------

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated in consolidation.

  Revenue Recognition
  -------------------

  Revenue is recognized in the month in which the Company's customers complete the telephone call.

  Cash and Cash Equivalents
  -------------------------

  The Company considers demand deposits, certificates of deposit and United States Treasury bills purchased with a maturity of three months or less as cash and cash equivalents.

  Prepaid Carrier Costs
  ---------------------

  Prepaid carrier costs consist of contract shortfall billings which are anticipated to be recovered through increased usage during the remaining term of the contract.

  Deferred Commissions
  --------------------

  Deferred commissions consist of direct commissions paid on a one-time basis to third parties upon the acquisition of new customers. Deferred commissions are amortized on a four year sum-of-the-year's-digits method.

                     Phoenix Network, Inc. and Subsidiaries

NOTE A - DESCRIPTION OF COMPANY AND SUMMARY OF ACCOUNTING POLICIES
         (CONTINUED)

  Furniture, Equipment and Data Processing Systems
  ------------------------------------------------

  Depreciation of furniture, equipment and data processing systems is provided utilizing the straight-line method over five years.

  Customer Acquisition Costs
  --------------------------

  Customer acquisition costs represent the value of acquired billing bases of customers and are amortized using the sum-of-the-years-digits method over a four-year period.

  Goodwill
  --------

  Goodwill represents the excess of cost over the fair value of the net assets acquired and is being amortized by the straight-line method over 20 years.

  Impairment of Long-Lived Assets
  -------------------------------

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. SFAS 121 also generally requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of the carrying amount or the fair value, less cost to sell. SFAS 121 is effective for the Company's 1997 fiscal year end. Any impairment provisions recognized in accordance with SFAS 121 are permanent and may not be restored in the future. No impairment expense was recognized in the years ended December 31, 1997 and 1996.

  Use of Estimates
  ----------------

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

                     Phoenix Network, Inc. and Subsidiaries

NOTE A - DESCRIPTION OF COMPANY AND SUMMARY OF ACCOUNTING POLICIES
         (CONTINUED)

  Income Taxes
  ------------

  Deferred income taxes are recognized for tax consequences of temporary differences by applying current enacted tax rates to differences between the financial reporting and the tax basis of existing assets and liabilities.

  Loss per Common Share
  ---------------------

  The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires the presentation of basic earnings per share (EPS) and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

  EPS is computed in accordance with SFAS 128 by dividing net income by the weighted average number of shares outstanding during the period. All outstanding securities at the end of 1997 which could be converted into common shares are anti-dilutive (see note I). Therefore, the basic and diluted EPS are the same. There is no impact on EPS for prior years as a result of the adoption of SFAS 128.


NOTE B - REALIZATION OF ASSETS

  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years and has continually used, rather than provided, cash in its operations. In addition, the Company is delinquent on a payment of approximately $230,000 on a note payable to a shareholder, which constitutes a default, rendering the entire amount of the note payable (approximately $1.4 million) due and payable.

  In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements on a continuing basis, to maintain present financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue in existence.

  In 1998, management entered into a merger agreement with a subsidiary of Qwest Communications International Inc., a facilities-based provider of multi-media communications services to interexchange carriers and to businesses and consumers. The merger, subject to approval by Phoenix's shareholders on March 30, 1998, would result in Phoenix shareholders receiving stock of Qwest with an aggregate market value of approximately $28.5 million, subject to certain adjustments and limitations described in the merger agreement, and up to $4 million in cash, contingent upon the outcome of certain litigation.

                     Phoenix Network, Inc. and Subsidiaries

NOTE C - POOLING-OF-INTERESTS, ACQUISITIONS, AND MERGERS

  On October 8, 1996, Phoenix Merger Corp., a wholly-owned subsidiary of Phoenix, was merged with and into Americonnect, Inc. and 2,663,810 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Americonnect. The merger was accounted for as a pooling-of-interests and, accordingly, the accompanying financial statements have been restated to include the accounts and operations of Americonnect for all periods prior to the merger.

  Separate results of the combining entities for the year ended December 31, 1995, are as follows (amounts in 000s):

          Net sales
           Phoenix              $ 58,755
           Americonnect           17,100
                                  ------
                                $ 75,855
                                  ======

          Net income (loss)
           Phoenix              $ (1,334)
           Americonnect           (1,719)
                                  ------
                                $ (3,053)
                                  ======

  In connection with the merger, approximately $1.3 million of merger costs and expenses were incurred and have been charged to expense in the Company's fourth quarter of 1996.

  In August 1995, the Company acquired in purchase transactions the customer bases and substantially all of the assets and liabilities of Tele-Trend Communications, LLC ("Tele-Trend"), a Denver based switchless reseller, and Bright Telecom L.P. ("Bright"), an international call-back provider, for $4,369,317 and $356,388, respectively. The operations of Tele-Trend and Bright are included from August 1, 1995. Additionally, during 1995, the Company acquired three customer bases at a cost of $2,078,238.

  In January 1996, the Company acquired, in a purchase transaction, Automated Communications, Inc. (ACI), a Golden, Colorado, facilities-based long distance phone service carrier operating switching centers in Colorado Springs, Minneapolis, and Phoenix. Consideration for the acquisition was in the form of $4,085,093 in cash, 2,800,000 shares of the Company's common stock valued at approximately $10,500,000, a long-term note of $1,388,206 bearing interest at 9%, and the assumption of net liabilities of $1,603,576. The Company's consolidated results of operations include ACI from January 1, 1996, the effective date of the purchase transaction. The excess of the purchase price over the fair market value of the assets and liabilities acquired has been allocated to customer acquisition costs ($1,950,000) and to goodwill ($15,626,875). Customer acquisition costs are amortized over four years using the sum-of-the-years-digits method, and goodwill is amortized on a straight-line basis over 20 years.

                     Phoenix Network, Inc. and Subsidiaries

NOTE C - POOLING-OF-INTERESTS, ACQUISITIONS, AND MERGERS (CONTINUED)

  The following unaudited condensed pro forma information presents the results of operations of the Company as if the acquisition of ACI and Tele-Trend had occurred on January 1, 1995.

                                                Year ended December 31, 1995
                                                ----------------------------

          Revenue                                       $ 104,729,000
          Net loss                                      $  (4,428,000)
          Net loss attributable to common shares        $  (5,603,000)
          Basic loss per common share                   $       (0.31)

          Weighted average number of shares outstanding    18,135,000


NOTE D - FURNITURE, EQUIPMENT AND DATA PROCESSING SYSTEMS

  Furniture, equipment and data processing systems consist of the following:

                                                    December 31,
                                             --------------------------
                                                 1996          1997
                                             ------------  ------------

            Data processing systems          $ 4,872,174   $ 3,012,879
            Switching equipment                1,898,593     2,160,972
            Furniture and fixtures               710,234       462,282
            Other equipment                      537,471       921,860
                                             -----------   -----------
                                               8,018,472     6,557,993
            Less accumulated depreciation     (2,495,701)   (3,479,973)

                                              $5,522,771   $ 3,078,020
                                              ===========  ===========


  The loss on abandonment of assets in 1995 primarily relates to a write-off of billing and customer service software development costs. Management decided to minimize the risk of development and to have access to a new system on a more timely basis and, accordingly, decided to license an existing billing and customer service system from a vendor at a cost of approximately $3,000,000. During the fourth quarter of 1997, management abandoned the current billing system project, resulting in a loss on abandonment of assets in 1997 of $3,260,204.

                     Phoenix Network, Inc. and Subsidiaries

NOTE E - LINE OF CREDIT AND BRIDGE LOAN -- FINANCE COMPANY

  In September 1995, the Company renewed its Loan and Security Agreement
  (the "Agreement") with a finance company to make available to the Company a line of credit of up to $10,000,000. The Company may borrow up to the lesser of $10,000,000 or its borrowing base, which is defined as a percentage of its eligible receivables. The amended term of the Agreement is five years, expiring October 2000, with automatic renewal options. There are penalties for early termination by the Company. Borrowings bear interest at 1.75% over the "reference rate," as defined. In connection with the renewal, fees and transaction costs were incurred, which are being amortized on a straight-line basis over the term of the agreement. The loan is collateralized by the Company's accounts receivable, equipment, general intangibles and other personal property assets. Among other provisions, the Company must maintain certain minimum financial covenants, is prohibited from paying dividends without the approval of the finance company, and is subject to limits on capital expenditures. At December 31, 1997, the Company was in violation of certain financial covenants. The finance company has waived the covenant violations in connection with a restructuring of the line of credit agreement. At December 31, 1997, $6,663,349 was outstanding under the line and the interest rate was 10.25%.

  On March 12, 1997, the Phoenix Credit Facility was amended to provide for a $2,000,000 bridge loan with the principal amount to be paid in eight equal monthly installments between July 1, 1997 and January 1, 1998. The amendment included the issuance of 200,000 common stock purchase warrants to the finance company. Phoenix made installment payments of $250,000 in June, July and August 1997. On September 1, 1997, the parties entered into an amendment to provide for a temporary moratorium on payments on the bridge loan with a final payment of all outstanding principal and accrued and unpaid interest being due on January 9, 1998. On December 12, 1997, the Phoenix Credit Facility was again amended to provide for an additional bridge loan of $1,825,000 and the retention of an over-advance of $300,000. On December 31, 1997, the Phoenix Credit Facility was further amended to provide that Foothill Capital Corporation may, in its sole discretion, lend Phoenix an additional amount of up to $1.25 million, to be treated either as an increase to the bridge loan amount or as an over-advance. The bridge loan and any overadvance amounts must be repaid on the earliest to occur of (a) April 30, 1998, (b) the effective time of the proposed merger with the subsidiary of Qwest, or (c) termination of the Phoenix Credit Facility. On February 2, 1998, the Phoenix Credit Facility was amended to provide for an additional over-advance of $500,000 and to reduce the amount that Foothill Capital Corporation may lend Phoenix from $1.25 million to $750,000.

  Average daily outstanding borrowings for the year ended December 31, 1997, was $4,092,859 at a weighted average interest rate of 10.25%. The highest month-end balance outstanding for the year ended December 31, 1997 was $5,621,926.

                     Phoenix Network, Inc. and Subsidiaries

NOTE F - LONG-TERM DEBT

  During 1996, the Company entered into a note payable with a finance company to fund the cost of new billing and customer service software. The note agreement requires twelve quarterly payments of $138,854 plus accrued interest at 10.5% commencing July 1996 through July 1999.

  In addition, as part of the acquisition of Automated Communications, Inc., on January 1, 1996, the Company issued a 9% note payable for $1,388,206 to a current stockholder, which was payable in annual installments through 2001. However, in January 1998, the Company failed to make the first installment on the note and is currently in default thereon. On January 17, 1998, Phoenix received a notice declaring a default under the note and notifying Phoenix that if the scheduled payment is not received by February 2, 1998, the entire unpaid principal balance of the note will become due and payable and that available remedies would be pursued. Foothill Capital Corporation has waived the resulting cross default in the Phoenix Credit Facility.

  During 1997, the Company entered into a capital lease for the acquisition of equipment with a cost of $292,675. The lease is payable in monthly installments of $12,266 through March 1999.

  Future minimum payments on long-term debt at December 31, 1997 are as follows:


    Year ended     Note payable to    Note payable      Capital
    December 31,   finance company   to stockholder      lease        Total
    ------------   ---------------   ---------------   ---------   -----------

        1998       $       483,283   $     1,388,206   $ 140,635   $ 2,012,124
        1999               355,364                 -      30,464       385,828
                   ---------------   ---------------   ---------   -----------

                   $       838,647   $     1,388,206   $ 171,099   $ 2,397,952
                   ===============   ===============   =========   ===========


NOTE G - LEASES

  The Company has operating leases for office space and equipment which expire on various dates through 2001 and which require that the Company pay certain maintenance, insurance and other operating expenses. Rent expense for the years ended December 31, 1995, 1996 and 1997 was $1,028,462, $1,331,911
  and $1,162,274, respectively.

  Future minimum lease payments for years ending December 31, are as follows:


                     1998                       $1,896,558
                     1999                        1,680,892
                     2000                          820,160
                     2001                          358,386
                                                ----------

                                                $4,755,996
                                                ==========

                     Phoenix Network, Inc. and Subsidiaries

NOTE H - COMMITMENTS AND CONTINGENCIES

  Carrier Contracts
  -----------------

  The Company has contracts with its major vendors to provide telecommunications services to its customers. The agreements cover the pricing of the services and are for various periods. Among other provisions, the agreements contain minimum usage requirements which must be met to receive the contractual price and to avoid shortfall penalties. The Company is currently in compliance with the contractual requirements. Total future minimum usage commitments at December 31, 1997 are as follows:

            Year ending December 31,               Commitment
            ------------------------              -----------

            1998                                  $18,350,000
            1999                                    1,000,000
                                                  -----------

            Total                                 $19,350,000
                                                  ===========

  Litigation
  ----------

  WorldCom, Inc. (formerly LDDS Communications, Inc.) commenced an action against ACI and its former owner asserting claims relating to alleged breaches of noncompete and confidentiality agreements signed in connection with two transactions in which WorldCom was involved. The case was tried in federal court in Jackson, Mississippi in October 1996. The trial judge has found that ACI and its former owner breached the parties contracts, but has not ruled on whether these breaches caused damage or, if so, in what amount. Damages in excess of $4 million have been requested by WorldCom. Phoenix believes it is entitled to be indemnified for any liability with respect to the LDDS litigation pursuant to an Indemnification and Hold Harmless Agreement entered into between ACI and its former owner as part of the ACI merger. The ultimate liability to Phoenix, if any, is not determinable at this time, nor is there any assurance that the former owner of ACI has adequate financial resources to pay Phoenix any or all amounts that may be owed pursuant to the Indemnification and Hold Harmless Agreement. No provision has been made in the consolidated financial statements for any potential loss related to this contingency.

  In addition, Phoenix is a party, from time to time, in litigation incident to its business. Management and legal counsel do not believe that any additional current or pending litigation exists which will have a material adverse affect on the Company's financial condition.

                     Phoenix Network, Inc. and Subsidiaries

NOTE I - CAPITAL STOCK

  Preferred Stock
  ---------------

  The Company's certificate of incorporation authorizes it to issue up to 5,000,000 shares of $.001 par value preferred stock. At December 31, 1997, the Company's authorized preferred stock is allocated as follows:

                                              Authorized  Issued and
                                                shares    outstanding
                                              ----------  -----------
            Reserved shares:
              Series A                           300,000            -
              Series B                           200,000            -
              Series C                         1,000,000            -
              Series D                           666,666            -
              Series F                         1,200,000            -
              Series G                           150,000            -
              Series I                           125,000       39,500
            Undesignated shares                1,358,334            -
                                               ---------  -----------

            Total                              5,000,000       39,500
                                               =========  ===========


  Series A Preferred Stock ("Series A"), which were fully converted into common stock as of December 31, 1997, were entitled to 9% cumulative dividends and voting rights and were convertible into common stock subject to certain anti-dilution provisions. In connection with the initial offering, the Company also issued a warrant for 62,200 shares of common stock with an exercise price of $2.50 per share to an investment banking firm, controlled by an individual, who was subsequently elected to the Company's Board of Directors. The warrant expired in February 1997. During 1995, 3,000 shares of Series A were converted into 14,449 shares of common stock. During 1996, 3,125 shares of Series A were converted into 16,664 shares of common stock. During 1997, 98,625 shares of Series A were converted into 564,779 shares of common stock. The conversions also include unpaid dividends.

  Series B Preferred Stock ("Series B"), which were fully converted into common stock as of December 31, 1997, were entitled to 9% cumulative dividends and voting rights and were convertible into shares of common stock subject to certain anti-dilution provisions. In connection with the initial offering, the Company issued a warrant to an investment banking firm, controlled by one of the Company's directors, for 69,750 shares of common stock, with an exercise price of $2.00 per share. The warrant expired in February 1997. During 1996, 11,750 shares of Series B were converted into 98,717 shares of common stock. During 1997, 114,500 shares of Series B were converted into 1,055,410 shares of common stock. The conversions also include unpaid dividends.

  In November 1992, the Company issued 1,000,000 shares of its Series C Preferred Stock ("Series C") to one of its major vendors as collateral for amounts due the vendor for services provided. The Company was released from all collateral requirements during 1996 and the preferred stock reverted back to the Company.

                     Phoenix Network, Inc. and Subsidiaries

NOTE I - CAPITAL STOCK (CONTINUED)

  Preferred Stock (Continued)
  ---------------

  Series D Preferred Stock, which were fully converted into common stock as of December 31, 1997, were entitled to 6% noncumulative dividends, when and if declared by the Board of Directors and only after payment of dividends on previously issued series of preferred stock. These shares were nonvoting and convertible into 333,333 shares of common stock subject to certain anti-dilution provisions. In connection with the initial offering, the Company issued a warrant to an investment banking firm, controlled by one of the Company's directors, for 22,000 shares of common stock, with an exercise price of $1.50 per share. The warrant expired in December 1997.

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

  In March 1997, the Company raised $2,850,000 through a private placement of 150,000 shares of its Series G Preferred Stock at $20 per share. The shares are entitled to cumulative dividends at a rate per share of 5% per annum when and as declared by the Board of Directors. These shares are nonvoting and convertible into common stock subject to certain anti-dilution provisions. In connection with the initial offering, the Company issued warrants for 60,000 shares of common stock with an exercise price of $2.34 per share. The warrants expire in April 2002. During 1997, all outstanding shares of Series G Preferred Stock were converted to 2,491,879 shares of common stock.

  In July 1997, the Company raised $2,375,000 through a private placement of 125,000 shares of its Series I Preferred Stock at $20 per share. The shares are entitled to cumulative dividends at a rate per share of 5% per annum when and as declared by the Board of Directors. These shares are nonvoting and convertible into common stock subject to certain anti-dilution provisions. In connection with the initial offering, the Company issued warrants for 112,500 shares of common stock, with an exercise

                     Phoenix Network, Inc. and Subsidiaries

NOTE I - CAPITAL STOCK (CONTINUED)

  Preferred Stock (Continued)
  ---------------

  price of $2.00 per share.  The warrants expire in July 2002.  During
  1997, 85,500 shares of Series I Preferred Stock were converted to 2,337,355 shares of common stock. At December 31, 1997, the outstanding Series I Preferred shares are convertible into 2,349,011 shares of common stock.

  The common shares reserved for issuance upon the conversion of the remaining Series I Preferred Stock have been registered for resale with the Securities and Exchange Commission.

  At December 31, 1997, the Company had cumulative, unpaid dividends on Series I Preferred Stock of $18,072 ($.46 per share).

  Common Stock
  ------------

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

  Stock Options and Warrants
  --------------------------

  The Company has various stock option plans accounted for under APB Opinion 25 and related interpretations. The options generally have a term of ten years when issued, and generally vest over two to four years. No compensation cost has been recognized for the plans. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below. Pro forma results for 1996 and 1997 may not be indicative of pro forma results in future periods because the pro forma amounts do not include pro forma compensation cost for options granted prior to January 1, 1996.

                                           1996           1997
                                       ------------   ------------
        Net loss attributable to
         common shares
          As reported                  $(14,050,004)  $(15,124,110)
          Pro forma                     (14,474,477)   (15,745,339)

        Basic loss per common share
          As reported                  $      (0.68)  $      (0.52)
          Pro forma                           (0.70)         (0.54)

                     Phoenix Network, Inc. and Subsidiaries

NOTE I - CAPITAL STOCK (CONTINUED)

  Stock Options and Warrants (Continued)
  --------------------------

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1996 and 1997, respectively: no expected dividends; expected volatility of 107%; weighted average risk-free interest rate of 6.3%; and expected lives of four years.

  In 1987, the Company granted certain directors stock options to purchase up to 900,000 shares of common stock at a price of $0.10 per share, expiring no earlier than ten years from the grant date. All options have been exercised as of December 31, 1997.

  The Company's 1989 Stock Option Plan authorizes the grant of incentive stock options or supplemental stock options for up to 5,000,000 shares of common stock. The exercise price of each incentive stock option shall be not less than 100% of the fair market value of the stock on the date the option is granted. The exercise price of each supplemental stock option shall be not less than eighty-five percent (85%) of the fair market value of the stock on the date the option is granted.

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

  A summary of the status of the Company's fixed stock option plans as of December 31, 1997, and changes during each of the three years in the period ended December 31, 1997 is presented below.

                                                            Weighted
                                                             average
                                               Number         price
                                              of shares     per share
                                              ---------     ---------

          Outstanding at January 1, 1995      2,660,065     $  1.58
            Exercised                          (382,851)       1.16
            Granted                             898,414        2.58
            Canceled                           (156,458)       2.43
                                              ---------

          Outstanding at December 31, 1995    3,019,170        1.91
            Exercised                          (724,567)       1.64
            Granted                           1,017,500        3.27
            Canceled                           (177,951)       3.23
                                              ---------

          Outstanding at December 31, 1996    3,134,152        2.32
            Exercised                          (869,521)        .91
            Granted                             127,500        3.38
            Canceled                           (151,479)       3.33
                                              ---------

          Outstanding at December 31, 1997    2,240,652        2.89
                                              =========

                     Phoenix Network, Inc. and Subsidiaries

NOTE I - CAPITAL STOCK (CONTINUED)

  Stock Options and Warrants (Continued)
  --------------------------

                                                                                         Weighted
                                                                                         average
                                                  Range        Options     Proceeds    exercise price
                                              -------------   ---------   ----------   --------------
     Exercisable at December 31, 1997         $1.00 - $2.38     475,558   $  798,937      $  1.68
                                              $2.39 - $4.38     878,600    2,688,516         3.06
                                              $4.39 - $6.38      56,890      356,131         6.26
                                                              ---------   ----------

                                                              1,411,048   $3,843,584         2.72

  Weighted average fair value of options granted during 1995, 1996 and 1997 is $1.42, $1.70, and $2.51 per share, respectively.

  The following information applies to options outstanding at December 31, 1997:


     Range of exercise prices     $1.00-$2.38   $2.39-$4.38   $4.38-$6.38
         Options outstanding          566,077     1,608,025        66,550
         Weighted average
          exercise price          $      1.79   $      3.15   $      6.05
         Weighted average
          remaining contractual
          life (years)                      6             8             7
         Options exercisable          475,558       878,600        56,890
         Weighted average
          exercise price          $      1.68   $      3.06   $      6.26

                     Phoenix Network, Inc. and Subsidiaries

NOTE I - CAPITAL STOCK (CONTINUED)

  Stock Options and Warrants (Continued)
  --------------------------

  Common shares subject to warrants are summarized below:


                                                 Number       Price
                                               of shares    per share
                                               ----------  -----------

      Outstanding at January 1, 1995             511,533   $1.50-$7.00
       Exercised                                 (34,675)  $      2.42
       Granted                                   720,672   $2.42-$3.00
       Canceled                                 (100,000)  $      3.25
                                               ---------

      Outstanding at December 31, 1995         1,097,530   $1.50-$7.00
       Exercised                                 (58,825)  $      2.42
       Granted                                         -             -
       Canceled                                        -             -
                                               ---------

      Outstanding at December 31, 1996         1,038,705   $1.50-$7.00
       Exercised                                 (46,700)  $1.81-$2.20
       Granted                                   372,500   $2.00-$2.94
       Canceled                                 (114,750)  $1.81-$2.20
                                               ---------

      Outstanding at December 31, 1997         1,249,755   $1.50-$7.00
                                               =========

  All warrants are exercisable at grant.


NOTE J - INCOME TAXES

  The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using current enacted tax rates. A valuation allowance is established to reduce net deferred tax assets to their estimated realizable value.

  As of December 31, 1997, the Company has available to offset future federal taxable income, net operating loss carryforwards (NOLs) of approximately $35.3 million which expire in varying amounts from 2002 through 2012. The NOLs may be subject to limitations as a result of provisions of the Internal Revenue Code relating to changes in ownership and utilization of losses by successor entities.

                     Phoenix Network, Inc. and Subsidiaries

NOTE J - INCOME TAXES (CONTINUED)

  The Company's effective income tax rate is different from the Federal statutory income tax rate because of the following factors:


                                                       Year ended December 31,
                                                     --------------------------
                                                       1995      1996     1997
                                                     --------  -------  -------

     Federal tax rate applied to loss before taxes     (34.0)%  (34.0)%  (34.0)%
     State tax rate applied to allowable carry-
       forward losses                                   (5.9)    (4.6)    (4.6)
     Valuation allowance for deferred taxes             59.5     38.6     38.6
                                                     --------  -------  -------

     Effective tax rate                                19.6%        - %      - %
                                                     ========  =======  =======


  Deferred federal and state tax assets and valuation allowance are as follows:


                                                           December 31,
                                                    ---------------------------
                                                        1996           1997
                                                    ------------   ------------

     Current
       Allowance for bad debts                      $  1,326,000   $    531,000

     Noncurrent
       Noncurrent assets                               1,187,000      2,232,000
       Net operating loss carryforward                 8,496,000     14,774,000
                                                    ------------   ------------
                                                       9,683,000     17,006,000
                                                    ------------   ------------
                                                      11,009,000     17,537,000
       Valuation allowance                           (11,009,000)   (17,537,000)
                                                    ------------   ------------
                                                    $          -   $          -
                                                    ============   ============


  In 1993, the Company's subsidiary, Americonnect, Inc., reduced its valuation allowance by $500,000 due to changes in circumstances subsequent to adoption of SFAS No. 109. The changes in circumstances related to increased cash flows, increased profitability, and anticipated continued increases. Due to operating losses in 1995, Americonnect was no longer able to determine if it was more likely than not that it would realize the deferred asset. As a result of this change in estimate, the valuation allowance was increased by $500,000.

                     Phoenix Network, Inc. and Subsidiaries

NOTE J - INCOME TAXES (CONTINUED)

  The components of income tax benefit (expense) are as follows:


                                 Year ended December 31,
                             -------------------------------
                               1995        1996       1997
                             ---------   --------   --------

        Current              $       -   $      -   $      -
        Deferred              (500,000)         -          -
                             ---------   --------   --------

                             $(500,000)  $      -   $      -
                             =========   ========   ========


  The increase in the valuation allowance was approximately $1,917,000, $5,080,000 and $6,528,000 for the years ended December 31, 1995, 1996 and
  1997, respectively.


NOTE K - EMPLOYEE BENEFIT PLANS

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

  For those eligible plan participants, the Company will contribute an amount equal to 100 percent of each participant's personal contribution up to an annual maximum of $1,000. The Company's contributions to the 401(k) plan for the years ended December 31, 1995, 1996 and 1997, were approximately $59,000, $109,000 and $95,000, respectively.

NOTE L - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

        Cash and cash
        equivalents    -       Carrying amount approximates fair value because
                               of the short-term maturity of this instrument

        Line of credit -       Carrying amount approximates fair value because
                               of the short-term maturity of this instrument

        Long-term debt -       Carrying amount approximates fair value because
                               the interest rate at December 31, 1997
                               approximates the market rate.

NOTE M - FOURTH QUARTER ADJUSTMENTS

  During the fourth quarter of 1997, the Company recorded adjustments increasing their net loss by $3,260,204 related to the write-off of an abandoned billing system.

                        REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE



Board of Directors
Phoenix Network, Inc.


In connection with our audit of the consolidated financial statements of Phoenix Network, Inc., and Subsidiaries referred to in our report dated February 19, 1998, which is included in the Company's annual report on Form 10-K, we have also audited Schedule II for the years ended December 31, 1995, 1996 and 1997. In our opinion, this schedule presents fairly, in all material respects, the information to be set forth therein.



Denver, Colorado
February 19, 1998

                     Phoenix Network, Inc. and Subsidiaries

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1995, 1996 and 1997



            Column A                Column B     Column C       Column D       Column E
---------------------------------  -----------  -----------  --------------  -------------
                                                 Additions
                                   Balance at    charged to
                                    beginning    costs and                     Balance at
           Description              of period    expenses    Deductions (1)  end of period
---------------------------------  -----------  -----------  --------------  -------------

Allowance for doubtful accounts

     December 31, 1995              $1,452,700   $2,689,250     $2,492,937      $1,649,013
     December 31, 1996              $1,649,013   $3,147,077     $1,195,260      $3,600,830
     December 31, 1997              $3,600,830   $3,407,842     $5,728,228      $1,280,444

(1)  Write-offs of uncollectible accounts, net of recoveries.